Form 10-Q
period 2026-03-31
EDAP TMS SA
filed 2026-05-07
CIK 1041934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _________ to _________

Commission File Number: 000-29374

EDAP TMS S.A.

(Exact name of registrant as specified in its charter)

France	98-1644844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Parc d’Activites la Poudrette-Lamartine 4/6, rue du Dauphiné 69120 Vaulx-en-Velin, France (Address of principal executive offices)(Zip Code)

+33 4 72 15 31 50

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share (Ordinary Shares, nominal value €0.13 per share)	EDAP	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2026, the registrant had 37,481,986 ordinary shares, nominal value €0.13 per share, outstanding.

Cautionary STATEMENT ON FORWARD-LOOKING INFORMATION

The statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) discuss our future expectations, contain projections of our results of operations or financial condition, and include other forward-looking statements which are made pursuant to the safe harbor provisions within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference into this Quarterly Report.

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

Actual events or results may differ materially from those expressed or implied in such forward-looking statements as a result of various factors. Factors that could affect future results or cause actual events or results to differ materially from those expressed or implied in forward-looking statements include, but are not limited to:

●	risks associated with our financial position, indebtedness and our ability to raise capital;
●	risks associated with the current worldwide inflationary environment, uncertain worldwide economic, political and financial environment, geopolitical instability, climate change impact, pandemic and each of their related impacts on our business operations;
●	the success of our High Intensity Focused Ultrasound (“HIFU”) technology;
●	the uncertainty of market acceptance for our HIFU devices;
●	the clinical and regulatory status of our devices in various geographical territories;
●	the uncertainty in the regulatory agencies review and approval process for any of our devices and changes in their recommendations and guidance;
●	the impact of government regulation, particularly relating to public healthcare systems and the commercial distribution of medical devices;
●	effects of intense competition in the markets in which we operate;
●	the uncertainty of reimbursement status of procedures performed with our products and their level of reimbursement;
●	the market potential for our HIFU devices;
●	dependence on our strategic suppliers and distribution partners;
●	difficulties to attract and recruit high-level experts in software, design, and development of high technology devices such as our HIFU products;
●	any event or other occurrence that would interrupt operations at our primary production facility;
●	reliance on patents, licenses and key proprietary technologies;
●	cybersecurity risks and incidents;
●	product liability risk;

●	risk of exchange rate fluctuations, particularly between the euro and the U.S. dollar and between the euro and the Japanese yen;
●	fluctuations in results of operations due to the cyclical nature of demand for medical devices;
●	risks relating to ownership of our securities; and
●	risks relating to securities litigations involving class actions.

You should also consider the information contained in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and included in this Quarterly Report. Any forward-looking statement speaks only as of the date on which that statement is made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		March 31,	December 31,
ASSETS	Notes	2026	2025
Current assets
Cash and cash equivalents		15,012	20,452
Current portion of trade accounts and notes receivable, net	3	19,653	21,286
Other receivables		675	1,297
Inventories	4	13,332	12,830
Other assets, current portion		1,691	1,299
Total current assets		50,364	57,164
Non-current assets
Property and equipment, net		10,204	10,394
Operating lease right-of-use assets		2,803	3,111
Intangible assets, net	5	1,722	1,796
Goodwill	5	2,773	2,834
Deposits and other non-current assets		2,082	2,059
Deferred tax assets		1,085	1,094
Net trade accounts and notes receivable, non-current	3	1,026	546
Total assets		72,059	78,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts and notes payable		12,536	11,783
Deferred revenues, current portion		7,819	7,098
Social security and other payroll withholdings taxes		2,170	2,138
Employee absences compensation		1,229	1,189
Income taxes payable		182	193
Other accrued liabilities		5,729	5,389
Short-term borrowings		5,248	5,986
Current obligations under finance leases		222	182
Current portion of operating lease obligations		918	1,063
Current portion of long-term debt	6	1,455	2,120
Total current liabilities		37,508	37,141
Non-current liabilities
Deferred revenues, non-current		1,063	966
Obligations under finance leases		436	355
Operating lease obligations, non-current		1,909	2,075
Long-term debt, non-current	6	17,604	15,903
Other long-term liabilities		3,439	3,145
Total liabilities		61,959	59,584
Shareholders’ equity
Common stock at €0.13, or $0.15 at closing rate par value; 37,751,519 shares authorized and issued and 37,481,986 shares outstanding at March 31, 2026; 37,751,519 shares authorized and issued and 37,481,986 shares outstanding at December 31, 2025		6,071	6,071
Additional paid-in capital		151,616	151,314
Accumulated deficit		(137,699)	(128,616)
Cumulative other comprehensive loss		(8,868)	(8,337)
Treasury stock, at cost 269,533 shares at March 31, 2026 and 269,533 shares at December 31, 2025		(1,019)	(1,019)
Total shareholders’ equity		10,101	19,413
Total liabilities and shareholders’ equity		72,059	78,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026, and 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		Three Months Ended March 31,
	Note	2026	2025
Sales of goods		12,379	9,432
Sales of RPPs & leases		2,808	2,273
Sales of spare parts and services		2,626	2,563
Total revenues	9	17,812	14,267

Cost of goods sold		(5,912)	(5,108)
Cost of RPPs & leases		(1,922)	(1,526)
Cost of spare parts and services		(1,833)	(1,640)
Total cost of sales		(9,666)	(8,274)

Gross profit		8,146	5,993

Research and development expenses		(2,597)	(2,583)
Selling and marketing expenses		(7,124)	(6,066)
General and administrative expenses		(5,791)	(3,653)

Loss from operations		(7,366)	(6,309)
Financial (expense) income, net		(1,714)	15
Foreign currency exchange gain (loss), net		142	(1,006)

Loss before taxes		(8,938)	(7,300)
Income tax expense		(145)	(144)
Net loss		(9,083)	(7,444)
Earning per share - Basic and Diluted		(0.24)	(0.20)
Average number of shares used in computation of basic & diluted loss per share		37,481,986	37,392,086

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months ended March 31, 2026, and 2025

(in thousands of U.S. dollars)
(unaudited)

	March 31,	March 31,
	2026	2025
Net loss	(9,083)	(7,444)
Other comprehensive loss
Foreign currency translation adjustments	(531)	1,889
Comprehensive loss, net of tax	(9,614)	(5,556)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2026, and 2025

(in thousands of U.S. dollars except for share amounts)
(unaudited)

			Additional	Retained	Other
	Number	Common	paid-in	Earnings /	comprehensive	Treasury
	of shares	stock	capital	(Loss)	income (loss)	stock	Total
Balance as of December 31, 2024	37,392,086	6,058	148,768	(99,370)	(11,952)	(1,019)	42,485
Net loss	—	—	—	(7,444)	—	—	(7,444)
Translation adjustment	—	—	—	—	1,889	—	1,889
Stock-based compensation	—	—	339	—	—	—	339
Balance as of March 31, 2025	37,392,086	6,058	149,107	(106,815)	(10,063)	(1,019)	37,268

Balance as of December 31, 2025	37,481,986	6,071	151,314	(128,616)	(8,337)	(1,019)	19,413
Net loss	—	—	—	(9,083)	—	—	(9,083)
Translation adjustment	—	—	—	—	(531)	—	(531)
Stock-based compensation	—	—	302	—	—	—	302
Balance as of March 31, 2026	37,481,986	6,071	151,616	(137,699)	(8,868)	(1,019)	10,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026, and 2025

(in thousands of U.S. dollars unless otherwise noted)
(unaudited)

	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net loss	(9,083)	(7,444)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	896	753
Share based compensation	302	339
Change in allowances for doubtful accounts & slow-moving inventories	211	99
Change in fair value on EIB Warrants and loan amortization	1,682	—
Change in long-term provisions	126	66
Net capital loss on disposals of assets	153	2
Deferred tax expense (benefit)	(2)	(24)
Operating cash flow before changes in working capital	(5,715)	(6,209)
Increase/Decrease in operating assets and liabilities:
Decrease (Increase) in trade accounts and notes and other receivables	1,988	4,922
Decrease (Increase) in inventories	(747)	187
Decrease (Increase) in other assets	(409)	(199)
(Decrease) Increase in trade accounts and notes payable	918	(3,513)
(Decrease) Increase in accrued expenses, other current liabilities	993	(529)
Net change in operating assets and liabilities	2,743	867
Net cash generated by (used in) operating activities	(2,972)	(5,342)
Cash flows from investing activities:
Additions to capitalized assets produced by the Company	(491)	(582)
Proceeds from sale of leased back assets	183	—
Acquisitions of property and equipment	(405)	(46)
Acquisitions of intangible assets	(33)	(579)
Decrease (Increase) in deposits and guarantees	(8)	(96)
Net cash generated by (used in) investing activities	(754)	(1,304)
Cash flow from financing activities:
Repayment of long term borrowings	(635)	(674)
Repayment of obligations under financing leases	(67)	(49)
Increase (decrease) in bank overdrafts and short-term borrowings	(670)	(531)
Net cash generated by (used in) financing activities	(1,372)	(1,254)
Net effect of exchange rate changes on cash and cash equivalents	(341)	1,591
Net increase (decrease) in cash and cash equivalents	(5,440)	(6,309)
Cash and cash equivalents at beginning of year	20,452	30,995
Cash and cash equivalents at end of year	15,012	24,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

NOTE 1. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements of EDAP TMS S.A. and its subsidiaries (collectively, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Effective January 1, 2026, the Company no longer qualified as a “Foreign Private Issuer” as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became a U.S. domestic issuer. The Company also qualifies as a “smaller reporting company” as defined under the rules of the SEC. This Quarterly Report on Form 10-Q (this “Quarterly Report”) is the Company’s first quarterly report filed as a U.S. domestic issuer.

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 25, 2026 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

The Company has a history of operating losses and expects such losses to continue in the foreseeable future. As of March 31, 2026, the Company had $15.0 million in cash and cash equivalents, a decrease of $5.4 million from December 31, 2025. The Company drew Tranche B of its credit facility (the “Credit Facility”) established pursuant to that certain finance contract (the “Finance Contract”), dated October 17, 2025, with European Investment Bank (“EIB”), for €12 million in April 2026 (refer to note 19). With these additional proceeds, the Company believes it will have sufficient funds to support its operations for at least a period of twelve months from the date of issue of these interim condensed consolidated financial statements.

However, the Company may need to raise substantial additional financing in order to meet its cash flow needs in the subsequent period and until it achieves profitability. The Company may not be able to raise additional financing on acceptable terms or at all and this condition may in the future raise uncertainty regarding its ability to continue as a going concern. Management is actively exploring various alternatives, including seeking additional funding through the debt and equity capital markets, cost-cutting measures, and restructuring opportunities, but there is no assurance that these efforts will be successful or sufficient to address these liquidity concerns. If the Company is unable to raise capital when needed on acceptable terms, or at all, the Company may be forced to restructure its business or delay, reduce, or terminate its research and product development programs, future commercialization efforts or other operations

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies as disclosed in Note 1 to the audited consolidated financial statements included in the 2025 Annual Report.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency by requiring additional disclosures related to income taxes. The amendments primarily require:

•a tabular reconciliation of the effective tax rate to the statutory rate, including both dollar amounts and percentages, with separate disclosure of items that are equal to or greater than 5% of the statutory rate; and

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

•disaggregation of income taxes paid between federal, state, and foreign jurisdictions, and identification of any individual jurisdiction that accounts for 5% or more of total income taxes paid.

The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

There have been no recently issued accounting standards that are expected to have a material impact on our results of operations, financial condition, or cash flows.

Accounting Pronouncements Not Yet Adopted

The FASB has not issued any accounting standards updates during the first three months ended March 31, 2026. For information on accounting pronouncements issued in prior years but not yet adopted, refer to Note 1-25 to the audited consolidated financial statements included in the Company’s 2025 Annual Report.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3. TRADE ACCOUNTS AND NOTES RECEIVABLE, NET

Trade accounts and notes receivable consisted of the following as of March 31, 2026 and 2025:

	March 31,	December 31,
	2026	2025
Trade accounts receivable	21,169	22,087
Notes receivable	183	255
Less: allowance for doubtful accounts	(672)	(510)
Total	20,679	21,832
Less current portion	(19,653)	(21,286)
Total long-term portion	1,026	546

Notes receivable usually represent commercial bills of exchange with initial maturities of 90 days or less.

Bad debt expenses amount to a net cost of $182 thousand and a net cost of $18 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 4. INVENTORIES

	March 31,	December 31,
	2026	2025
Components, spare parts	9,632	9,238
Work-in-progress	1,433	1,517
Finished goods – own manufactured products	2,034	1,670
Finished goods – distribution products	1,744	1,889
Total gross inventories	14,842	14,314
Less: allowance for slow-moving inventory and net realizable value	(1,510)	(1,484)
Total	13,332	12,830

The provision for slow moving inventory relates to components and spare parts. The increase in the allowance for slow moving inventory (excluding exchange rate impact), which are classified within cost of sales, amounted to $42 thousand for the three months ended March 31, 2026 and $81 thousand for the three months ended March 31, 2025.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1-13 of the 2025 Annual Report, ASC 350 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers its ASC 280 operating segments—High Intensity Focused Ultrasound (“HIFU”), Lithotripsy (“ESWL”) and Distribution services (“Distribution”)—to be its reporting units for purposes of testing for impairment. Goodwill amounts to $570 thousand for the ESWL division, $1,461 thousand for the Distribution division and to $741 thousand for the HIFU division, at March 31, 2026.

The Company completed the required annual impairment test in the fourth quarter of 2025. To determine the fair value of the Company’s reporting units, the Company used the discounted cash flow approach for each of the three reportable units. In all three cases, the fair value of the reporting unit was in excess of the reporting unit’s book value, which resulted in no goodwill impairment. Since the annual impairment test in the fourth quarter of 2025, the Company has not identified events or change in circumstances indicating that the goodwill might be impaired.

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Licenses	3,536	3,564
Trade name and trademark	327	333
Patents	473	484
Organization costs	259	264
Total gross value	4,594	4,644
Accumulated amortization for licenses	(1,816)	(1,770)
Accumulated amortization for trade name and trademark	(324)	(330)
Accumulated amortization for patents	(473)	(484)
Accumulated amortization for organization costs	(259)	(264)
Less: Total accumulated amortization	(2,872)	(2,848)
Total	1,722	1,796

Amortization expenses related to intangible assets amounted to $84 thousand and $58 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively.

NOTE 6. LONG TERM DEBT

The Company has the following outstanding debt as of March 31, 2026 and December 31, 2025:

EIB Credit Facility and Warrants

On October 17, 2025, EDAP entered into the Finance Contract with EIB for up to €36 million to support the research and development (“R&D”) of EDAP’s Robotics HIFU programs. The Finance Contract provides funding in three tranches : €11 million (“Tranche A”), €12 million (“Tranche B”) and €13 million (“Tranche C”) subject to satisfaction of condition precedents. In connection with the Finance Contract, the Company also agreed to issue warrants (“Warrants”) for each tranche in accordance with the terms and conditions of a warrant agreement (the “Warrant Agreement”).

The Tranche A borrowings and the Tranche A Warrants are each defined as freestanding financial instruments in accordance with ASC 480-10-20. At inception, the proceeds are allocated between i) the Warrants at their initial fair value and (ii) a debt component for the residual amount. Subsequently, the Warrants are remeasured at fair value with changes in fair value reflected in earnings and the debt component is accounted for at amortized cost.

EIB – Tranche A Warrants

On October 17, 2025, the Company issued 2,624,421 Warrants to EIB as a condition to the financing of Tranche A.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

The Warrant Agreement includes a put option: EIB may request the Company to buy back the Warrants in cash for their fair market value as determined in accordance with the valuation principles set out in the Warrant Agreement. The amount is capped at $23.5 million, and EIB may exercise the Warrants for which they did not exercise the put option.

Puttable warrants that permit the counterparty to require the issuer to pay cash to settle the warrant or to purchase the shares obtained upon exercise of the warrants, freestanding warrants and other similar instruments on shares that are redeemable require liability classification under ASC 480.

The Tranche A Warrants were classified as a liability at inception (on October 17, 2025) and then changes in fair value are recognized in earnings in subsequent periods. The fair value of the Tranche A Warrants amounted to $8.1 million on December 31, 2025 and $9.2 million on March 31, 2026, resulting in $1.1 million of loss for the three months ended March 31, 2026.

EIB Credit Facility Tranche A Warrants	March 31, 2026	December 31, 2025
Number of Warrants outstanding	2,624,421	2,624,421
Share price	3.72	3.29
Volatility	68%	68%
Maturity (years)	19.6	19.8
Fair value	9,222	8,115

EIB Credit Facility – Tranche A – Financial debt at amortized cost

Tranche A borrowings of $12.4 million were recognized as financial debt for the residual amount of $6.9 million as of December 31, 2025, which took into account the fair value of the derivative instrument (warrants) at inception and the borrowing costs of $0.8 million. The amortized cost of the financial debt amounted to $7.6 million as of March 31, 2026, with an effective interest rate of 21.63%.

The carrying value of the EIB borrowings and Warrants was as follows as of  March 31, 2026 and December 31, 2025:

EIB Tranche A	March 31, 2026	December 31, 2025
Debt component - amortized cost	7,558	6,943
Warrants	9,222	8,115
Total	16,780	15,058

Other Loans

	March 31,	December 31,
	2026	2025
France term loan	19,027	17,980
Including EIB loan	7,558	6,943
Including EIB warrants	9,222	8,115
Including other French loans	2,248	2,922
Japanese term loan	31	44
Total long term debt	19,058	18,023
Less current portion	(1,455)	(2,120)
Total long-term portion	17,604	15,903

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

NOTE 7. PENSION AND OTHER BENEFIT PLANS

The Company does not have a funded benefit plan. The following is a reconciliation of pension cost components for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Change in benefit obligations:
Projected benefit obligations at beginning of year	2,388	2,413
Service cost	43	38
Interest cost	19	—
Exchange rate impact	(102)	130
Projected benefit obligations at end of the period	2,348	2,582
Unrecognized actuarial (gain) loss	(365)	(127)
Unrecognized prior service cost	70	79

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) net of tax, for the three months ended March 31, 2026 and 2025, were as follows:

	Period Ended March 31, 2026
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(8,687)	350	(8,337)
Net current-period other comprehensive income (loss)	(531)	—	(531)
Ending balance	(9,218)	350	(8,868)

	Period Ended March 31, 2025
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(12,009)	57	(11,952)
Net current-period other comprehensive income (loss)	1,889	—	1,889
Ending balance	(10,120)	57	(10,063)

NOTE 9. TOTAL SALES

The amount of total sales derived from our operations in Asia, France, the United States and other geographical areas, were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Primary geographical markets	2026	2025
Asia	5,140	4,594
France	1,791	1,060
United States	6,345	4,892
Others geographical areas	4,537	3,721
Total Sales	17,812	14,267

The amount of sales is recognized on the following timing:

	Three Months Ended March 31,
Timing of revenue recognition	2026	2025
Products transferred at a point in time	13,815	11,304
Products and services transferred over time	3,997	2,963
Total Sales	17,812	14,267

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

NOTE 10. SHAREHOLDER’S EQUITY

During the three months ended March 31, 2026, the Company granted 76,000 time-based stock-options to employees that  vest over three years and 18,000 time-based free shares (referred to herein as “restricted stock units”) to employees that vest over four years.

NOTE 11. INCOME TAXES

For interim periods, the Company’s income tax expense or benefit is computed based on its estimated annual effective tax rate and any discrete items that impact the interim periods. For the three months ended March 31, 2026, and 2025, the Company recorded a tax expense of $145 thousand and $144 thousand, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

The Company has tax carryforwards in the United States and in certain states and foreign jurisdictions. We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

NOTE 12. LOSS PER SHARE

	Three Months Ended March 31,
	2026	2025
Loss available to common shareholders	(9,082,968)	(7,444,306)
Weighted average number of shares for the computation of basic loss per share ("LPS")	37,481,986	37,392,086
Basic LPS	(0.24)	(0.20)
Weighted average number of shares for the computation of diluted LPS	37,481,986	37,392,086
Diluted LPS loss	(0.24)	(0.20)

The effects of dilutive securities, for the three months ended March 31, 2026, and 2025 were excluded from the calculation of diluted LPS as a net loss was reported in these periods.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has commitments regarding its operating leases as described in Note 13-2 to the audited consolidated financial statements included in the Company’s 2025 Annual Report.

Contingencies

The Company currently has contingencies relating to standard warranties provided to customers for products as described in Note 1-15 and Note 12 to the audited consolidated financial statements included in the Company’s 2025 Annual Report.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments was made in accordance with the requirements of ASC 820 “Disclosure about fair value of financial instruments” and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

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

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3: Unobservable inputs for the asset or liability.

The recorded amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are a reasonable estimate of their fair value due to the short-term maturities of these instruments. As of March 31, 2026 and December 31, 2025, the Company did not have any other asset or liability measured at fair value, other than the Tranche A Warrants issued in connection with the Credit Facility (see note 6).

As of March 31, 2026  and December 31, 2025, the fair value of the Company’s long-term debt was not materially different from the carrying value.

NOTE 15. CONCENTRATION OF CREDIT RISK

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

The Company has implemented procedures to monitor the creditworthiness of its customers. The Company obtains bank guarantees for first time or infrequent unknown customers, and in certain cases obtains insurance against the risk of a payment default by the customer. The Company reviewed individual customer balances considering current and historical loss experience and general economic conditions in determining the allowance for doubtful accounts receivable of $0.7 million and $0.5 million, as of March 31, 2026 and December 31, 2025, respectively.

Actual losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

For the three months ended March 31, 2026 and for the year ended December 31, 2025, the Company did not generate more than 10% of its revenue from a single customer.

NOTE 16. FOREIGN CURRENCY TRANSACTIONS

The Company generates a significant percentage of its revenues, and of its operating expenses, in currencies other than the Euro. The Company’s operating profitability could be materially adversely affected by large fluctuations in the rate of exchange between the Euro and such other currencies. The Company may engage in foreign exchange hedging activities when deemed necessary, but there can be no assurance that hedging activities will be offset by the impact of movements in exchange rates on the Company’s results of operations. As of March 31, 2026, there were no outstanding hedging instruments.

NOTE 17. DIVISION INFORMATION (SEGMENT REPORTING)

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

The business in which the Company operates is the development, production and distribution of non-invasive medical devices, primarily for the treatment of urological diseases. The divisions derive their revenues from this activity.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

The following tables set forth the key statement of income (loss) figures by segment for the three months ended March 31, 2026 and 2025, and the key balance sheet figures by segment as of March 31, 2026 and 2025. Division operating profit or loss and division assets are determined in accordance with the same policies as those described in the summary of significant accounting policies and they are reviewed by the chief operating decision maker (the “CODM”), who is the Chief Executive Officer of the Company. The CODM uses operating income (loss) as the measure of profit or loss to allocate resources, assess performance, and monitor budgets against actual results. A reconciliation of segment operating profit or loss to consolidated net loss is as follows:

	Three Months Ended March 31,
	2026	2025
Operating loss	(7,366)	(6,309)
Financial (expense) income, net	(1,714)	15
Foreign currency exchange (losses) gains, net	142	(1,006)
Income tax (expense) benefit	(145)	(144)
Consolidated net loss	(9,083)	(7,444)

A summary of the Company’s operations by segment is presented below for the three months ended March 31, 2026, and 2025:

Three Months Ended	HIFU	ESWL	Distribution	Reconciling	Total
March 31, 2026	Division	Division	Division	Items	consolidated
Sales of goods	8,256	277	3,846	—	12,379
Sales of RPPs & leases	2,492	224	91	—	2,808
Sales of spare parts and services	845	1,031	749	—	2,626
Total sales	11,593	1,533	4,686	—	17,812
Total revenues	11,593	1,533	4,686	—	17,812
Total cost of sales	(5,631)	(947)	(3,088)	—	(9,666)
Gross profit	5,962	586	1,597	—	8,146
R&D expenses	(2,467)	(46)	(84)	—	(2,597)
Selling and marketing expenses	(6,298)	(38)	(787)	—	(7,124)
General and administrative expenses	(3,141)	(180)	(495)	(1,976)	(5,791)
Total expenses	(11,906)	(264)	(1,366)	(1,976)	(15,512)
Operating income (loss) from operations	(5,944)	322	231	(1,976)	(7,366)
Total Assets	44,126	7,216	16,494	4,223	72,059
Net cash generated by (used in) investing activities	(427)	(11)	(316)	—	(754)
Non-current assets	12,862	2,023	5,706	—	20,590
Goodwill	741	570	1,461	—	2,773

Three Months Ended	HIFU	ESWL	Distribution	Reconciling	Total
March 31, 2025	Division	Division	Division	Items	consolidated
Sales of goods	3,800	437	5,194	—	9,432
Sales of RPPs & leases	1,945	275	53	—	2,273
Sales of spare parts and services	755	1,109	698	—	2,563
Total sales	6,500	1,821	5,946	—	14,267
Total revenues	6,500	1,821	5,946	—	14,267
Total cost of sales	(3,343)	(954)	(3,978)	—	(8,274)
Gross profit	3,158	867	1,968	—	5,993
R&D expenses	(2,358)	(43)	(182)	—	(2,583)
Selling and marketing expenses	(4,398)	(170)	(1,498)	—	(6,066)
General and administrative expenses	(2,043)	(114)	(521)	(975)	(3,653)
Total expenses	(8,799)	(328)	(2,200)	(975)	(12,302)
Operating income (loss) from operations	(5,641)	540	(232)	(975)	(6,309)
Total Assets	35,503	12,029	24,504	9,055	81,091
Net cash generated by (used in) investing activities	(1,199)	(9)	(96)	—	(1,304)
Non-current assets	9,799	2,140	4,879	—	16,818
Goodwill	697	537	1,375	—	2,608

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars unless otherwise noted, except per share data)

NOTE 18. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest and income taxes paid were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Income taxes paid	138	114
Interest paid	129	206
Interest received	53	115

NOTE 19— SUBSEQUENT EVENTS

On April 1, 2026, the Company requested disbursement of Tranche B borrowings of €12.0 million under the EIB Finance Contract, and in connection therewith issued 1,116,244 Tranche B Warrants to EIB to purchase up to 1,116,244 ordinary shares at a strike price of €3.23 per ordinary share. The Tranche B borrowings were disbursed by EIB on April 20, 2026, will mature five years from the disbursement date, and bear interest payable on the maturity date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “2025 Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. See the section of this Quarterly Report titled “Cautionary Statement on Forward-Looking Information.”

Overview

Our activities are organized into three divisions: High Intensity Focused Ultrasound (“HIFU”), Lithotripsy (“ESWL”) and Distribution services (“Distribution”). We have shifted to a growth strategy focused on developing our core proprietary HIFU activities and placing less emphasis on our non-HIFU Distribution and ESWL business activities. This strategy has impacted, and we expect it will continue to impact, our operating results.

In our HIFU division, revenue is generated through sales of Focal One® robotic HIFU systems and disposables, revenue-per-procedure (“RPP”) arrangements and leases, and maintenance services. In the U.S. and certain other jurisdictions, we provide Focal One systems under operating leases with the intent to convert to capital sales at the end of the defined period. In Europe, we provide Focal One systems under an RPP model, which generates a smaller but more predictable revenue stream. In our ESWL division, final Sonolith i-move system sales were concluded in the second half of 2025, and revenue going forward will consist of consumable electrodes, spare parts, and repair services for the installed base. In our Distribution division, revenue has declined as a result of the termination of certain distribution agreements, consistent with our strategic de-emphasis of non-HIFU activities.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth our net sales and profit (loss), including by division, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions of US dollars, except percentages)	2026	2025
Total revenues	17.8	14.3
HIFU	11.6	6.5
ESWL	1.5	1.8
Distribution	4.7	5.9
Total cost of sales	(9.7)	(8.3)
Gross profit	8.1	6.0
Gross profit as a percentage of total net sales	45.73%	42.01%
Total operating expenses	(15.5)	(12.3)
Loss from operations	(7.4)	(6.3)
HIFU	(5.9)	(5.6)
ESWL	0.3	0.5
Distribution	0.2	(0.2)
Net loss	(9.1)	(7.4)

Our total revenues increased 24.8%, from $14.3 million in the three months ended March 31, 2025 to $17.8 million in the three months ended March 31, 2026.

HIFU Division

The HIFU division’s total revenues increased by 78.3% from $6.5 million in the three months ended March 31, 2025 to $11.6 million in  the three months ended March 31, 2026, reflecting growth of equipment sales and treatment-driven revenue.

The HIFU division's sales of medical devices increased 146.7% with $6.4 million in the three months ended March 31, 2026, with 11 Focal One units sold (including 5 in the United States), as compared to $2.6 million in the three months ended

March 31, 2025, with 6 Focal One units sold (including 2 in the United States). Treatment-driven revenue, which includes sales of revenue-per-procedure (“RPP”) & leases, sales of disposables, and treatment-related services, increased by 30.5% to $4.5 million in the three months ended March 31, 2026, as compared to $3.4 million in the same period in 2025.

Sales of HIFU maintenance services increased by 50.1% to $0.7 million in the three months ended March 31, 2026 reflecting our growing installed base, as compared to $0.5 million the same period in 2025.

As a result of this growth, the HIFU division represented an increasing share of our total revenues in the three months ended March 31, 2026 compared to the prior year period, consistent with our strategic focus on expanding our higher-margin HIFU business while revenues from legacy Distribution and ESWL activities continue to represent a smaller portion of total revenues over time.

ESWL Division

The ESWL division’s total revenues decreased 15.8%, from $1.8 million in the three months ended March 31, 2025 to $1.5 million in the three months ended March 31, 2026, primarily due to the decrease in sales of equipment, consistent with our strategic shift to de-emphasize our ESWL division.

Sales of ESWL-related consumables, spare parts, supplies, RPP, leasing, and services decreased 11.4% from $1.6 million in the three months ended March 31, 2025 to $1.4 million in the three months ended March 31, 2026.

Distribution Division

The Distribution division’s total revenues decreased 21.2%, from $5.9 million in the three months ended March 31, 2025 to $4.7 million in the three months ended March 31, 2026, consistent with our strategic shift to de-emphasize our Distribution division.

The Distribution division’s sales of medical devices decreased 44.9%, from $3.2 million in the three months ended March 31, 2025 to $1.8 million in the three months ended March 31, 2026.

Sales of Distribution-related consumables, spare parts, supplies, leasing, and services increased 6.6%, from $2.7 million in the three months ended March 31, 2025 to $2.9 million in the three months ended March 31, 2026.

Cost of Sales and Gross Margin

Cost of sales increased 16.8%, from $8.3 million in the three months ended March 31, 2025 to $9.7 million in the three months ended March 31, 2026, and represented 54% of net sales in the three months ended March 31, 2026, down from 58% of net sales in the three months ended March 31, 2025. Gross margin increased to 45.7% during the three months ended March 31, 2026, compared to 42.0% for the three months ended March 31, 2025. The increase in gross margin was primarily attributable to the growth in HIFU unit sales which have higher relative gross margins and favorable absorption of our fixed costs due to higher production volumes, partially offset by impact of tariffs.

Operating Expenses

Operating expenses increased 26%, or $3.2 million, from $12.3 million in the three months ended March 31, 2025 to $15.5 million in the three months ended March 31, 2026.

Marketing and sales expenses were $7.1 million in the three months ended March 31, 2026, compared to $6.1 million in the three months ended March 31, 2025.

Research and development (“R&D”) expenses remained flat at $2.6 million in  the three months ended March 31, 2026 compared to $2.6 million the three months ended March 31, 2025.

General and administrative expenses increased $3.7 million, or 58.5%, in the three months ended March 31, 2025 to $5.8 million in the three months ended March 31, 2026, primarily driven by an increase in fees related to our transition to domestic filer status.

Financial (Expense) Income, Net

Net financial expense was $1,714 thousand in the three months ended March 31, 2026, compared to net financial income of $15 thousand in the three months ended March 31, 2025.

The financial expense was primarily driven by the variation of the fair value of the warrants we issued to European Investment Bank (“EIB”) of $1.3 million and the interest expense of the EIB loan of $0.4 million in the three months ended March 31, 2026.

Foreign Currency Exchange Gain (Loss), Net

In the three months ended March 31, 2026, we recorded a net foreign currency exchange gain of $142 thousand, mainly due to the variation of the U.S. dollar against the Euro, compared to a loss of $1.0 million in the three months ended March 31, 2025.

Income Taxes

Income tax expenses in the consolidated statement of operations remained relatively flat at $145 thousand in the three months ended March 31, 2026, compared to $144 thousand in the three months ended March 31, 2025.

Net Loss

As a result of the above, we recorded a consolidated net loss of $9.1 million in the three months ended March 31, 2026, compared with a consolidated net loss of $7.4 million in the three months ended March 31, 2025.

Effects of Inflation

In 2026 and 2025, geopolitical instability and other factors have continued to contribute to worldwide inflation, leading to a global increase in costs. We are constantly addressing this cost increase by mitigating the impact on our margins, in particular by adjusting our prices, reducing our costs, and implementing countermeasures to ensure the minimum residual impact.

Liquidity and Capital Resources

Our primary sources of capital have been from ongoing operations, proceeds from our public and private securities offerings, and the issuances of debt.

Our primary short-term needs for capital for our planned operations, which are subject to change, include:

●continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere; and
●expanding our R&D initiatives to improve our existing products and develop new products and solutions.

We have based our short-term capital needs and planned operating requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. We may require additional financing to fund our operations and planned growth. We may also seek additional financing opportunities. We may seek to raise any additional capital through public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all. If we fail to obtain necessary capital when needed on acceptable terms, or at all, we could be forced to delay, limit, reduce, or terminate our product development programs, commercialization efforts, or other operations. If we raise additional funds by issuing equity securities, our shareholders will suffer dilution and the terms of any financing may adversely affect the rights of our shareholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing shareholders. If we raise additional capital through collaboration agreements, licensing arrangements, or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or products, or grant licenses that may not be favorable to us. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

We have a history of operating losses and expect such losses to continue in the foreseeable future. As of March 31, 2026, we had $15.0 million in cash and cash equivalents, a decrease of $5.4 million from December 31, 2025. We drew Tranche B of our credit facility (the “Credit Facility”) established pursuant to that certain finance contract (the “Finance Contract”), dated October 17, 2025, with European Investment Bank (“EIB”),  in April 2026 (refer to note 19). With these additional proceeds, we believe we will have sufficient funds to support our operations for at least a period of twelve months from the date of issue of these interim condensed consolidated financial statements.

However, we may need to raise substantial additional financing in order to meet its cash flow needs in the subsequent period and until we achieve profitability. We may not be able to raise additional financing on acceptable terms or at all and this condition may in the future raise uncertainty regarding our ability to continue as a going concern. Management is actively exploring various alternatives, including seeking additional funding through the debt and equity capital markets, cost-cutting measures, and restructuring opportunities, but there is no assurance that these efforts will be successful or sufficient to address these liquidity concerns. If we are unable to raise capital when needed on acceptable terms, or at all, we may be forced to restructure our business or delay, reduce, or terminate our research and product development programs, future commercialization efforts or other operations.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

Three Months Ended March 31,
(in thousands of U.S. dollars)	2026
Net cash generated by/(used in) in operating activities	(2,972)
Net cash generated by/(used in) in investing activities	(754)
Net cash generated by/(used in) in financing activities	(1,372)
Net effect of exchange rate changes on cash and cash equivalents	(341)
Net increase/(decrease) in cash and cash equivalents	(5,440)
Cash and cash equivalents at the beginning of the year	20,452
Cash and cash equivalents at the end of the year	15,012

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $3.0 million, consisting of net loss of $9.1 million offset by non-cash expenses of $3.4 million and positive changes in working capital of $2.7 million. These non-cash expenses primarily consisted of $0.9 million of depreciation and amortization, $0.3 million of stock-based compensation expense, and $1.7 million related to the change in the fair value of the EIB warrants and loan amortizations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026, was $0.8 million, consisting primarily of investments of $0.4 million in capitalized assets and investment of $0.5 million in property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026, was $1.4 million, consisting primarily of the repayment of long-term borrowings and financing leases of $0.7 million and reduction of short-term borrowings of $0.7 million.

Contractual Obligations and Commitments

None.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Notes to the Condensed Consolidated Financial Statements (Unaudited) and Note 2, Summary of significant accounting policies, of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Critical Accounting Estimates

Management has not identified any estimates made in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

New Accounting Standards Not Yet Adopted

See Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. We are a “smaller reporting company,” as defined by Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Ryan Rhodes, and Chief Financial Officer, Ken Mobeck, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not party to any material legal proceedings, and no such proceedings are, to management’s knowledge, threatened against us.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2025 Annual Report. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed, furnished, or incorporated herein by reference as part of this Quarterly Report.

Exhibit No.	Description	Form	Exhibit	Date Filed	File No.	Filed Herewith
3.1	By-laws (statuts) of EDAP TMS S.A. (English translation) as amended as of December 18, 2025	10-K	3.1	3/25/2026	000-29374
4.1	Form of Amended and Restated Depositary Agreement between EDAP TMS S.A. and The Bank of New York Mellon, as depositary	F-6	1.2	9/15/2011	333-176843
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)
10.1†	EDAP TMS S.A. Executive Severance Plan, effective March 24, 2026					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates management contract or compensatory plan or arrangement.

* The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the U.S. Securities and Exchange Commission and are not incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAP TMS S.A.

Dated: May 7, 2026	/s/ Ryan Rhodes
Ryan Rhodes
Chief Executive Officer

Dated: May 7, 2026	/s/ Ken Mobeck
Ken Mobeck
Chief Financial Officer