Form 10-Q
period 2026-06-30
EDAP TMS SA
filed 2026-08-14
CIK 1041934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

+33 4 72 15 31 50

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing one Ordinary Share (Ordinary Shares, nominal value €0.13 per share)	FOCL	Nasdaq Global Market

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

As of August 14, 2026, the registrant had 37,527,950 ordinary shares, nominal value €0.13 per share, outstanding.

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

Actual events or results may differ materially from those expressed or implied in such forward-looking statements as a result of various factors. Factors that could affect future results or cause actual events or results to differ materially from those expressed or implied in forward-looking statements include, but are not limited to:

●	the success of our High Intensity Focused Ultrasound (“HIFU”) technology;
●	the uncertainty of market acceptance for our HIFU devices;
●	the market potential for our HIFU devices;
●	the risks associated with the intended discontinuation of our Extracorporeal Shock Wave Lithotripsy (“ESWL”) and Distribution operating segments, including that the discontinuation may take longer or cost more than expected, may result in disputes with customers, distributors, employees or other counterparties, and may not produce the strategic benefits anticipated;
●	the clinical and regulatory status of our devices in various geographical territories;
●	the uncertainty in the regulatory agencies review and approval process for any of our devices and changes in their recommendations and guidance;
●	risks associated with our financial position, indebtedness and our ability to raise capital;
●	the impact of government regulation, particularly relating to public healthcare systems and the commercial distribution of medical devices;
●	effects of intense competition in the markets in which we operate;
●	the uncertainty of reimbursement status of procedures performed with our products and their level of reimbursement;
●	dependence on our strategic suppliers and distribution partners;
●	difficulties to attract and recruit high-level experts in software, design, and development of high technology devices such as our HIFU products;
●	any event or other occurrence that would interrupt operations at our primary production facility;
●	reliance on patents, licenses and key proprietary technologies;
●	cybersecurity risks and incidents;

●	product liability risk;
●	risk of exchange rate fluctuations, particularly between the euro and the U.S. dollar and between the euro and the Japanese yen;
●	fluctuations in results of operations due to the cyclical nature of demand for medical devices;
●	risks associated with the current worldwide inflationary environment, uncertain worldwide economic, political and financial environment, geopolitical instability, climate change impact, pandemics, and each of their related impacts on our business operations;
●	risks relating to ownership of our securities; and
●	risks relating to securities litigations involving class actions.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		June 30,	December 31,
ASSETS	Notes	2026	2025
Current assets
Cash and cash equivalents		21,542	20,452
Current portion of trade accounts and notes receivable, net	3	10,060	14,948
Other receivables		651	1,286
Inventories	4	8,251	7,770
Other assets, current portion		1,699	1,153
Current assets of discontinued operations	18	16,812	11,555
Total current assets		59,015	57,164
Non-current assets
Property and equipment, net		8,635	8,789
Operating lease right-of-use assets		1,508	1,974
Intangible assets, net	5	1,772	1,794
Goodwill	5	735	757
Deposits and other non-current assets		1,616	1,607
Deferred tax assets		266	273
Net trade accounts and notes receivable, non-current	3	1,002	533
Non-current assets of discontinued operations	18	—	6,106
Total assets		74,548	78,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts and notes payable		10,347	9,762
Deferred revenues, current portion		6,395	6,452
Social security and other payroll withholdings taxes		2,046	1,861
Employee absences compensation		1,029	981
Income taxes payable		—	—
Other accrued liabilities		4,408	4,832
Short-term borrowings		1,860	4,386
Current obligations under finance leases		118	72
Current portion of operating lease obligations		819	857
Current portion of long-term debt	6	848	2,076
Current liabilities of discontinued operations	18	8,978	5,862
Total current liabilities		36,849	37,141
Non-current liabilities
Deferred revenues, non-current		923	768
Obligations under finance leases		191	114
Operating lease obligations, non-current		644	1,070
Long-term debt, non-current	6	37,197	15,903
Other long-term liabilities		1,970	1,632
Non-current liabilities of discontinued operations	18	—	2,957
Total liabilities		77,773	59,584
Shareholders’ equity
Common stock at €0.13, or $0.15 at closing rate par value; 37,797,483 shares authorized and issued and 37,527,950 shares outstanding at June 30, 2026; 37,751,519 shares authorized and issued and 37,481,986 shares outstanding at December 31, 2025		6,078	6,071
Additional paid-in capital		152,483	151,314
Accumulated deficit		(152,186)	(128,616)
Cumulative other comprehensive loss		(8,581)	(8,337)
Treasury stock, at cost 269,533 shares at June 30, 2026 and 269,533 shares at December 31, 2025		(1,019)	(1,019)
Total shareholders’ equity		(3,225)	19,413
Total liabilities and shareholders’ equity		74,548	78,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and six months ended June 30, 2026, and 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2026	2025	2026	2025
Sales of goods		9,527	6,385	17,782	10,185
Sales of RPPs & leases		2,758	2,155	5,250	4,100
Sales of spare parts and services		918	969	1,764	1,724
Total sales		13,203	9,509	24,796	16,009
Other revenues		—	—	—	—
Total revenues	9	13,203	9,509	24,796	16,009

Cost of goods sold		(3,442)	(2,945)	(6,607)	(4,477)
Cost of RPPs & leases		(1,635)	(1,186)	(3,210)	(2,390)
Cost of spare parts and services		(787)	(515)	(1,678)	(1,123)
Total cost of sales		(5,865)	(4,646)	(11,496)	(7,989)

Gross profit		7,338	4,863	13,300	8,020

Research and development expenses		(2,317)	(2,291)	(4,784)	(4,648)
Selling and marketing expenses		(7,535)	(5,295)	(13,833)	(9,693)
General and administrative expenses		(5,519)	(3,899)	(10,740)	(7,046)

Operating income (loss) from operations		(8,033)	(6,623)	(16,057)	(13,368)
Financial (expense) income, net		(6,295)	(79)	(8,002)	(81)
Foreign currency exchange gain (loss), net		(76)	362	77	(664)

Loss from continuing operations before taxes		(14,404)	(6,340)	(23,982)	(14,113)
Income tax expense	10	(8)	(14)	(25)	(23)
Loss from continuing operations		(14,412)	(6,354)	(24,007)	(14,135)
Income (loss) from discontinued operations, net of tax	18	(75)	(51)	437	285
Net Loss		(14,487)	(6,406)	(23,570)	(13,850)
Earnings (loss) per share from continuing operations - Basic and Diluted	11	(0.38)	(0.17)	(0.64)	(0.38)
Earnings (loss) per share from discontinued operations - Basic and Diluted (Per-share amounts are rounded)	11	(0.00)	(0.00)	0.01	0.01
Loss per share - Basic and Diluted	11	(0.39)	(0.17)	(0.63)	(0.37)
Average number of shares used in computation of basic & diluted loss per share	11	37,527,950	37,420,318	37,481,986	37,406,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months and six months ended June 30, 2026, and 2025

(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	(14,487)	(6,406)	(23,570)	(13,850)
Foreign currency translation adjustments	287	(3,918)	(244)	(2,029)
Comprehensive loss, net of tax	(14,200)	(10,324)	(23,814)	(15,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three months and six months ended June 30, 2026, and 2025

(in thousands of U.S. dollars except for share amounts)
(unaudited)

			Additional	Accumulated	Cumulative
	Number	Common	paid-in	deficit	other comprehensive	Treasury
	of shares	stock	capital		(loss)	stock	Total
Balance as of December 31, 2024	37,392,086	6,058	148,768	(99,370)	(11,952)	(1,019)	42,485
Net loss	—	—	—	(13,850)	—	—	(13,850)
Translation adjustment	—	—	—	—	(2,029)	—	(2,029)
Stock-based compensation	—	—	847	—	—	—	847
Capital increase	46,127	7	(7)	—	—	—	-
Balance as of June 30, 2025	37,438,213	6,065	149,608	(113,220)	(13,981)	(1,019)	27,453

Balance as of December 31, 2025	37,481,986	6,071	151,314	(128,616)	(8,337)	(1,019)	19,413
Net loss	—	—	—	(23,570)	—	—	(23,570)
Translation adjustment	—	—	—	—	(244)	—	(244)
Stock-based compensation	—	—	1,157	—	—	—	1,157
Capital increase	45,964	7	12	—	—	—	19
Balance as of June 30, 2026	37,527,950	6,078	152,483	(152,186)	(8,581)	(1,019)	(3,225)

			Additional	Accumulated	Cumulative
	Number	Common	paid-in	deficit	other comprehensive	Treasury
	of shares	stock	capital		(loss)	stock	Total
Balance as of March 31, 2025	37,392,086	6,058	149,107	(106,815)	(10,063)	(1,019)	37,268
Net loss	—	—	—	(6,406)	—	—	(6,406)
Translation adjustment	—	—	—	—	(3,918)	—	(3,918)
Stock-based compensation	—	—	508	—	—	—	508
Capital increase	46,127	7	(7)	—	—	—	—
Balance as of June 30, 2025	37,438,213	6,065	149,608	(113,220)	(13,981)	(1,019)	27,453

Balance as of March 31, 2026	37,481,986	6,071	151,616	(137,699)	(8,868)	(1,019)	10,101
Net loss	—	—	—	(14,487)	—	—	(14,487)
Translation adjustment	—	—	—	—	287	—	287
Stock-based compensation	—	—	855	—	—	—	855
Capital increase	45,964	7	12	—	—	—	19
Balance as of June 30, 2026	37,527,950	6,078	152,483	(152,186)	(8,581)	(1,019)	(3,225)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026, and 2025

(in thousands of U.S. dollars unless otherwise noted)
(unaudited)

	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net loss	(23,570)	(13,850)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	1,902	1,599
Share based compensation	1,157	847
Change in allowances for doubtful accounts & slow-moving inventories	204	228
Change in fair value on EIB Warrants and loan amortization	7,938	—
Change in long-term provisions	254	186
Net capital loss on disposals of assets	289	183
Deferred tax expense (benefit)	6	(20)
Operating cash flow before changes in working capital	(11,820)	(10,827)
Increase/Decrease in operating assets and liabilities:
Decrease (Increase) in trade accounts and notes and other receivables	4,923	1,096
Decrease (Increase) in inventories	(363)	2,287
Decrease (Increase) in other assets	(636)	35
(Decrease) Increase in trade accounts and notes payable	332	(1,720)
(Decrease) Increase in accrued expenses, other current liabilities	901	(918)
Net change in operating assets and liabilities	5,157	779
Net cash generated by (used in) operating activities	(6,663)	(10,047)
Cash flows from investing activities:
Additions to capitalized assets produced by the Company	(1,396)	(1,969)
Proceeds from sale of leased back assets	182	—
Acquisitions of property and equipment	(599)	(62)
Acquisitions of intangible assets	(189)	(771)
Decrease (Increase) in deposits and guarantees	(15)	(113)
Net cash generated by (used in) investing activities	(2,017)	(2,917)
Cash flow from financing activities:
Proceeds from capital increase	19	—
Proceeds from long term borrowings, net of financing costs	13,964	—
Repayment of long term borrowings	(1,227)	(1,400)
Repayment of obligations under financing leases	(110)	(99)
Increase (decrease) in bank overdrafts and short-term borrowings	(2,243)	301
Net cash generated by (used in) financing activities	10,402	(1,198)
Net effect of exchange rate changes on cash and cash equivalents	(633)	2,231
Net increase (decrease) in cash and cash equivalents	1,090	(11,932)
Cash and cash equivalents at beginning of year	20,452	30,995
Cash and cash equivalents at end of period	21,542	19,063

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 25, 2026 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

Discontinued Operations

On May 28, 2026, the Company’s Board of Directors approved a plan to exit the Company’s ESWL and Distribution reportable segments in order to concentrate the Company’s resources on its robotic focal therapy business built around the Focal One® HIFU platform. The Company publicly announced the planned exit on May 29, 2026. During the second quarter of 2026, the ESWL and Distribution segments met the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, and ASC 360-10, Property, Plant, and Equipment, and the Company determined that the planned exit represents a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the ESWL and Distribution segments are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, and the related assets and liabilities are presented separately as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise noted, amounts and disclosures in these notes relate to the Company’s continuing operations. The disposal groups were measured at the lower of their carrying amount and fair value less costs to sell. No impairment loss was recognized upon classification as held for sale, as the carrying amount of each disposal group did not exceed its fair value less costs to sell. In accordance with ASC 360-10, depreciation and amortization of the long-lived assets of the disposal groups ceased upon their classification as held for sale. See Note 18, Discontinued Operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

Except as described below with respect to discontinued operations, there have been no changes in the Company’s significant accounting policies as disclosed in Note 1 to the audited consolidated financial statements included in the 2025 Annual Report.

Discontinued Operations and Assets Held for Sale

The Company classifies a component or group of components as held for sale in the period in which all of the criteria in ASC 205-20-45-1E are met, including management’s commitment to a plan of sale, availability for immediate sale in present condition, an active program to locate a buyer, probability of sale within one year, active marketing at a price reasonable in relation to fair value, and a low likelihood of significant changes to, or withdrawal of, the plan. A disposal is reported as a discontinued operation when it represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Disposal groups classified as held for sale are measured at the lower of carrying amount and fair value less costs to sell, and depreciation and amortization of long-lived assets ceases upon classification. The results of discontinued operations are presented separately, net of tax, for all periods presented, and the related assets and liabilities are presented separately for all balance sheet periods presented.

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

Accounting Pronouncements Not Yet Adopted

The FASB has not issued any accounting standards updates during the first six months ended June 30, 2026. For information on accounting pronouncements issued in prior years but not yet adopted, refer to Note 1-25 to the audited consolidated financial statements included in the Company’s 2025 Annual Report.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3. TRADE ACCOUNTS AND NOTES RECEIVABLE, NET

Trade accounts and notes receivable for HIFU consisted of the following as of:

	June 30,	December 31,
	2026	2025
Trade accounts receivable	11,597	15,971
Notes receivable	—	—
Less: allowance for doubtful accounts	(536)	(491)
Total	11,062	15,480
Less current portion	(10,060)	(14,948)
Total long-term portion	1,002	533

Notes receivable usually represent commercial bills of exchange with initial maturities of 90 days or less.

Bad debt expenses amount to a net cost of $215 thousand and a net cost of $13 thousand for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4. INVENTORIES

HIFU Inventories consisted of the following as of:

	June 30,	December 31,
	2026	2025
Components, spare parts	5,238	5,081
Work-in-progress	1,841	1,470
Finished goods – own manufactured products	1,627	1,761
Finished goods – distribution products	—	—
Total gross inventories	8,706	8,312
Less: allowance for slow-moving inventory and net realizable value	(455)	(542)
Total	8,251	7,770

The provision for slow moving inventory relates to components and spare parts. The decrease in the allowance for slow moving inventory is mainly due to exchange rate impact.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1-13 of the 2025 Annual Report, ASC 350 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned. Goodwill amounted to $735 thousand, at June 30, 2026.

The Company completed the required annual impairment test in the fourth quarter of 2025. To determine the fair value of the Company’s reporting units, the Company used the discounted cash flow approach. The fair value of the reporting unit was in excess of the reporting unit’s book value, which resulted in no goodwill impairment. With respect to its continuing operations, the Company has not identified events or changes in circumstances indicating that goodwill might be impaired as of June 30, 2026.

Intangible assets consisted of the following as of:

	June 30,	December 31,
	2026	2025
Licenses	3,662	3,564
Patents	469	484
Organization costs	256	264
Total gross value	4,388	4,312
Accumulated amortization for licenses	(1,891)	(1,770)
Accumulated amortization for patents	(469)	(484)
Accumulated amortization for organization costs	(256)	(264)
Less: Total accumulated amortization	(2,616)	(2,518)
Total	1,772	1,794

Amortization expenses related to intangible assets amounted to $176 thousand and $133 thousand for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6. LONG TERM DEBT

The Company has the following outstanding debt as of June 30, 2026 and December 31, 2025:

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

The Tranche A and B borrowings and the Tranche A and B Warrants are each defined as freestanding financial instruments in accordance with ASC 480-10-20. At inception, the proceeds are allocated between i) the Warrants at their initial fair value and (ii) a debt component for the residual amount. Subsequently, the Warrants are remeasured at fair value with changes in fair value reflected in earnings and the debt component is accounted for at amortized cost.

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

The Tranche A Warrants were classified as a liability at inception (on October 17, 2025) and then changes in fair value are recognized in earnings in subsequent periods. The fair value of the Tranche A Warrants amounted to $8.1 million on December 31, 2025 and $13.0 million on June 30, 2026, resulting in $4.9 million of financial expense for the six months ended June 30, 2026.

The following table presents fair value as of:

EIB Credit Facility Tranche A Warrants	June 30, 2026	December 31, 2025
Number of Warrants outstanding	2,624,421	2,624,421
Share price	5.18	3.29
Volatility	68%	68%
Maturity (years)	19.3	19.8
Fair value	12,962	8,115

EIB Credit Facility – Tranche A – Financial debt at amortized cost

Tranche A borrowings of $12.4 million were recognized as financial debt for the residual amount of $6.9 million as of December 31, 2025, which took into account the fair value of the derivative instrument (warrants) at inception and the borrowing costs of $0.8 million. The amortized cost of the financial debt amounted to $7.9 million as of June 30, 2026, with an effective interest rate of 21.63%.

The carrying value of the EIB Tranche A borrowings and Tranche A Warrants was as follows as of  June 30, 2026 and December 31, 2025:

EIB Tranche A	June 30, 2026	December 31, 2025
Debt component - amortized cost	7,859	6,943
Warrants	12,962	8,115
Total	20,821	15,058

EIB – Tranche B Warrants

On April 1, 2026, the Company issued 1,116,244 Warrants to EIB as a condition to the financing of Tranche B.

The Tranche B Warrants were classified as a liability at inception (on April 1, 2026) and their changes in fair value are recognized in earnings in subsequent periods. The fair value of the Tranche B Warrants amounted to $3.8 million on their issuance date and then the closing value on June 30, 2026 amounted $5.4 million, resulting in $1.6 million of financial expense.

The following table presents fair value as of:

EIB Credit Facility Tranche B Warrants	June 30, 2026	At inception
Number of Warrants outstanding	1,116,244	1,116,244
Share price	5.18	3.69
Volatility	68%	68%
Maturity (years)	19.8	20.0
Fair value	5,372	3,775

EIB Credit Facility – Tranche B – Financial debt at amortized cost

Tranche B borrowings of $13.7 million were recognized as financial debt for the residual amount of $9.9 million at the issuance date, which took into account the fair value of the derivative instrument (warrants) at inception. The amortized cost of the loan amounted to $10.2 million as of June 30, 2026, with an effective interest rate of 13.35%.

The carrying value of the EIB Tranche B borrowings and Tranche B Warrants was as follows as of June 30, 2026:

EIB Tranche B	June 30, 2026	At inception
Gross debt component	—	9,898
Expenses	—	(34)
Debt component - net value	10,188	9,864
Warrants	5,372	3,775
Total net value	15,560	13,638

Other Loans

The following summarizes other loan facilities as of:

	June 30,	December 31,
	2026	2025
France term loan	38,046	17,980
Including EIB loan	18,047	6,943
Including EIB warrants	18,334	8,115
Including other French loans	1,665	2,922
Total long term debt	38,046	17,980
Less current portion	(848)	(2,076)
Total long-term portion	37,197	15,903

NOTE 7. PENSION AND OTHER BENEFIT PLANS

The Company does not have a funded benefit plan. The following is a reconciliation of pension cost components for the six months ended:

	June 30,
	2026	2025
Change in benefit obligations:
Projected benefit obligations at beginning of year	1,195	1,167
Service cost	38	46
Interest cost	22	—
Exchange rate impact	(38)	153
Projected benefit obligations at end of the period	1,218	1,366
Unrecognized actuarial (gain) loss	(358)	(179)
Unrecognized prior service cost	12	13

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) net of tax were as follows:

	Six Months Ended June 30, 2026
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(8,687)	350	(8,337)
Net current-period other comprehensive income (loss)	(244)	—	(244)
Ending balance	(8,931)	350	(8,581)

	Six Months Ended June 30, 2025
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(12,009)	57	(11,952)
Net current-period other comprehensive income (loss)	(2,029)	—	(2,029)
Ending balance	(14,037)	57	(13,981)

NOTE 9. TOTAL SALES

The amount of total sales derived from our continuing operations in Asia, France, the United States and other geographical areas, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2026	2025	2026	2025
Asia	115	168	453	396
France	1,357	4	2,512	653
United States	8,276	5,588	14,421	9,121
Others geographical areas	3,454	3,748	7,410	5,838
Total Sales	13,203	9,509	24,796	16,009

The amount of sales is recognized on the following timing:

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2026	2025	2026	2025
Products transferred at a point in time	10,776	7,314	19,991	12,111
Products and services transferred over time	2,426	2,194	4,805	3,898
Total Sales	13,203	9,509	24,796	16,009

NOTE 10. SHAREHOLDER’S EQUITY

During the three months ended June 30, 2026, the Company granted 1,045,426 time-based stock-options to executive officers, employees and the Chairman of the Board that  vest over three years and 582,000 time-based free shares (referred to herein as “restricted stock units”) to executive officers that vest over four years.

NOTE 11. INCOME TAXES

For interim periods, the Company’s income tax expense or benefit is computed based on its estimated annual effective tax rate and any discrete items that impact the interim periods. For the six months ended June 30, 2026 and 2025, the Company recorded a tax expense of $25 thousand and $23 thousand, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

The Company has tax carryforwards in the United States and in certain states and foreign jurisdictions. We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

NOTE 12. LOSS PER SHARE

Earnings (loss) per share from continuing operations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss available to common shareholders (in U.S. dollars)	(14,411,781)	(6,354,481)	(24,007,219)	(14,135,398)
Weighted average number of shares for the computation of LPS	37,527,950	37,420,318	37,481,986	37,406,202
Basic LPS (in U.S. dollars)	(0.38)	(0.17)	(0.64)	(0.38)
Weighted average number of shares for the computation of diluted LPS	37,527,950	37,420,318	37,481,986	37,406,202
Diluted LPS (in U.S. dollars)	(0.38)	(0.17)	(0.64)	(0.38)

Earnings (loss) per share from discontinued operations	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss or gain available to common shareholders (in U.S. dollars)	(75,220)	(51,375)	437,252	285,238
Weighted average number of shares for the computation of LPS	37,527,950	37,420,318	37,481,986	37,406,202
Basic LPS (in U.S. dollars)	(0.00)	(0.00)	0.01	0.01
Weighted average number of shares for the computation of diluted LPS	37,527,950	37,420,318	37,481,986	37,406,202
Diluted LPS (in U.S. dollars)	(0.00)	(0.00)	0.01	0.01

Loss per share	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss available to common shareholders (in U.S. dollars)	(14,487,000)	(6,405,855)	(23,569,968)	(13,850,161)
Weighted average number of shares for the computation of LPS	37,527,950	37,420,318	37,481,986	37,406,202
Basic LPS (in U.S. dollars)	(0.39)	(0.17)	(0.63)	(0.37)
Weighted average number of shares for the computation of diluted LPS	37,527,950	37,420,318	37,481,986	37,406,202
Diluted LPS (in U.S. dollars)	(0.39)	(0.17)	(0.63)	(0.37)

The effects of dilutive securities, for the three and six months ended June 30, 2026, and 2025 were excluded from the calculation of diluted LPS as a net loss was reported in these periods.

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

The recorded amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are a reasonable estimate of their fair value due to the short-term maturities of these instruments. As of June 30, 2026 and December 31, 2025, the Company did not have any other asset or liability measured at fair value, other than the Tranche A and Tranche B Warrants issued in connection with the Credit Facility (see note 6).

As of June 30, 2026  and December 31, 2025, the fair value of the Company’s long-term debt was not materially different from the carrying value.

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

The Company has implemented procedures to monitor the creditworthiness of its customers. The Company obtains bank guarantees for first time or infrequent unknown customers, and in certain cases obtains insurance against the risk of a payment default by the customer. The Company reviewed individual customer balances considering current and historical loss experience and general economic conditions in determining the allowance for doubtful accounts receivable of $0.5 million and $0.5 million, as of June 30, 2026 and December 31, 2025, respectively.

Actual losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

For the three months ended June 30, 2026 and for the year ended December 31, 2025, the Company did not generate more than 10% of its revenue from a single customer.

NOTE 16. FOREIGN CURRENCY TRANSACTIONS

The Company generates a significant percentage of its revenues, and of its operating expenses, in currencies other than the US$. The Company’s operating profitability could be materially adversely affected by large fluctuations in the rate of exchange between the US$ and such other currencies. The Company may engage in foreign exchange hedging activities when deemed necessary, but there can be no assurance that hedging activities will be offset by the impact of movements in exchange rates on the Company’s results of operations. As of June 30, 2026, there were no outstanding hedging instruments.

NOTE 17. DIVISION INFORMATION (SEGMENT REPORTING)

Historically, the Company’s activities were organized into three divisions, each of which was a reportable segment: High Intensity Focused Ultrasound (“HIFU”), Lithotripsy (“ESWL”) and Distribution services (“Distribution”). As described in Note 18, on May 28, 2026 the Board of Directors approved a plan to exit the ESWL and Distribution segments to focus the Company exclusively on its HIFU business, and those segments are reported as discontinued operations for all periods presented. Following that classification, HIFU is the Company’s sole continuing reportable segment. The chief operating decision maker, the Company’s Chief Executive Officer, reviews segment operating income or loss for purposes of allocating resources and assessing performance. Segment information for all periods presented below has been recast to reflect the ESWL and Distribution segments as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating loss	(8,012)	(6,547)	(15,378)	(12,856)
Financial (expense) income, net	(6,307)	(62)	(8,021)	(47)
Foreign currency exchange (losses) gains, net	(90)	310	52	(696)
Income tax (expense) benefit	(78)	(107)	(223)	(251)
Consolidated net loss	(14,487)	(6,406)	(23,570)	(13,850)

A summary of the Company’s operations by segment is presented below for the three and six months ended June 30, 2026, and 2025:

Three Months Ended	HIFU	Reconciling	Total
June 30, 2026	Division	Items	continuing
Sales of goods	9,527	—	9,527
Sales of RPPs & leases	2,758	—	2,758
Sales of spare parts and services	918	—	918
Total sales	13,203	—	13,203
External other revenues	—	—	—
Total revenues	13,203	—	13,203
Total cost of sales	(5,865)	—	(5,865)
Gross profit	7,338	—	7,338
R&D expenses	(2,317)	—	(2,317)
Selling and marketing expenses	(7,535)	—	(7,535)
General and administrative expenses	(3,334)	(2,185)	(5,519)
Total expenses	(13,186)	(2,185)	(15,371)
Operating income (loss) from operations	(5,848)	(2,185)	(8,033)
Total Assets	47,105	10,631	57,736
Net cash generated by (used in) investing activities	(1,253)	—	(1,253)
Non-current assets	15,533	—	15,533
Goodwill	735	—	735

Three Months Ended	HIFU	Reconciling	Total
June 30, 2025	Division	Items	continuing
Sales of goods	6,385	—	6,385
Sales of RPPs & leases	2,155	—	2,155
Sales of spare parts and services	969	—	969
Total sales	9,509	—	9,509
External other revenues	—	—	—
Total revenues	9,509	—	9,509
Total cost of sales	(4,646)	—	(4,646)
Gross profit	4,863	—	4,863
R&D expenses	(2,291)	—	(2,291)
Selling and marketing expenses	(5,295)	—	(5,295)
General and administrative expenses	(2,741)	(1,158)	(3,899)
Total expenses	(10,327)	(1,158)	(11,485)
Operating income (loss) from operations	(5,465)	(1,158)	(6,623)
Total Assets	48,266	13,070	61,336
Net cash generated by (used in) investing activities	(1,543)	—	(1,543)
Non-current assets	15,727	—	15,727
Goodwill	756	—	756

Six months ended	HIFU	Reconciling	Total
June 30, 2026	Division	Items	continuing
Sales of goods	17,782	—	17,782
Sales of RPPs & leases	5,250	—	5,250
Sales of spare parts and services	1,764	—	1,764
Total sales	24,796	—	24,796
External other revenues	—	—	—
Total revenues	24,796	—	24,796
Total cost of sales	(11,496)	—	(11,496)
Gross profit	13,300	—	13,300
R&D expenses	(4,784)	—	(4,784)
Selling and marketing expenses	(13,833)	—	(13,833)
General and administrative expenses	(6,475)	(4,265)	(10,740)
Total expenses	(25,092)	(4,265)	(29,357)
Operating income (loss) from operations	(11,792)	(4,265)	(16,057)
Total Assets	47,105	10,631	57,736
Net cash generated by (used in) investing activities	(1,680)	—	(1,680)
Non-current assets	15,533	—	15,533
Goodwill	735	—	735

Six months ended	HIFU	Reconciling	Total
June 30, 2025	Division	Items	continuing
Sales of goods	10,185	—	10,185
Sales of RPPs & leases	4,100	—	4,100
Sales of spare parts and services	1,724	—	1,724
Total sales	16,009	—	16,009
External other revenues	—	—	—
Total revenues	16,009	—	16,009
Total COS	(7,989)	—	(7,989)
Gross profit	8,020	—	8,020
R&D expenses	(4,648)	—	(4,648)
Selling and marketing expenses	(9,693)	—	(9,693)
G&A expenses	(4,784)	(2,262)	(7,046)
Total expenses	(19,126)	(2,262)	(21,388)
Operating income (loss) from operations	(11,106)	(2,262)	(13,368)
Total Assets	48,266	13,070	61,336
Net cash generated by (used in) investing activities	(2,742)	—	(2,742)
Non-current assets	15,727	—	15,727
Goodwill	756	—	756

N

NOTE 18. DISCONTINUED OPERATIONS

Background and Plan of Disposal

On May 28, 2026, the Board of Directors approved a plan to discontinue and exit the Company’s ESWL and Distribution reportable segments and delegated authority to management to develop and implement the related disposal plans. The exit implements the Company’s strategic realignment, announced on May 29, 2026 together with the Company’s new FocalTherics corporate identity, to focus the Company exclusively on its robotic focal therapy business built around the Focal One® HIFU platform.

The ESWL segment consists of the Company’s extracorporeal shock wave lithotripsy activities, including systems, mobile treatment activities, service arrangements, spare parts and consumable electrodes, and related personnel and intellectual property. The Distribution segment distributes third-party medical devices, including lasers, imaging, and urodynamics products and related consumables and spare parts, through the Company’s subsidiaries in Japan, South Korea, Malaysia and Germany.

Expected Manner and Timing of Disposal

The Company expects to dispose of the ESWL and Distribution businesses through one or more sale transactions, which may be structured on a portfolio, regional or counterparty-specific basis. The Company has initiated an active program to locate buyers, including outreach to multiple potential counterparties, execution of confidentiality agreements, and receipt and negotiation of transaction proposals, and expects the sales to be completed within one year of the held-for-sale classification date. No definitive agreement for the sale of either business had been executed as of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Held-for-Sale Classification

At the end of the second quarter of 2026, the ESWL and Distribution segments met the held-for-sale criteria in ASC 205-20-45-1E. Because the planned exit involves two of the Company’s three reportable segments and represents a strategic shift that will have a major effect on the Company’s operations and financial results, the ESWL and Distribution segments are reported as discontinued operations for all periods presented. The Company recognized no loss upon classification as held for sale.

Results of Discontinued Operations

The results of the ESWL and Distribution segments reported as discontinued operations, net of tax, and the major classes of line items constituting the pretax income (loss) of discontinued operations, were as follows for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2026	2025	2026	2025
Sales of goods		3,716	6,239	7,839	11,871
Sales of RPPs & leases		234	387	550	715
Sales of spare parts and services		1,676	1,945	3,456	3,752
Total revenues		5,626	8,571	11,845	16,338

Cost of goods sold		(2,399)	(4,099)	(5,146)	(7,676)
Cost of RPPs & leases		(172)	(322)	(518)	(644)
Cost of spare parts and services		(1,010)	(1,327)	(1,951)	(2,360)
Total cost of sales		(3,580)	(5,748)	(7,615)	(10,680)

Gross profit		2,046	2,823	4,229	5,658

Research and development expenses		(134)	(222)	(264)	(447)
Selling and marketing expenses		(1,287)	(1,848)	(2,113)	(3,516)
General and administrative expenses		(604)	(677)	(1,173)	(1,183)

Operating income (loss)		21	76	680	511
Financial (expense) income, net		(12)	17	(19)	34
Foreign currency exchange gain (loss), net		(15)	(51)	(25)	(32)

Income (loss) before taxes		(6)	41	635	514
Income tax expense		(70)	(93)	(198)	(229)
Income (loss)		(75)	(51)	437	285
Income (loss) per share - Basic and Diluted	12	(0.00)	(0.00)	0.01	0.01
Average number of shares used in computation of basic & diluted loss per share	12	37,527,950	37,420,318	37,481,986	37,406,202

Assets and Liabilities of Discontinued Operations

The carrying amounts of the major classes of assets and liabilities of the ESWL and Distribution segments classified as discontinued operations in the condensed consolidated balance sheets were as presented below as of June 30, 2026 and December 31, 2025. As we expect the sale of discontinued operations to be completed within one year from June 30, 2026, all the non-current assets or liabilities as of June 30, 2026 have been reclassified as current assets or liabilities in the Condensed Consolidated Balance Sheet.

		June 30,	December 31,
ASSETS	Notes	2026	2025
Cash and cash equivalents		—	—
Current portion of trade accounts and notes receivable, net		5,713	6,339
Other receivables		533	11
Inventories		4,462	5,060
Other assets, current portion		194	146
Property and equipment, net		1,609	1,605
Operating lease right-of-use assets		1,033	1,136
Intangible assets, net		2	2
Goodwill		2,013	2,076
Deposits and other non-current assets		450	452
Deferred tax assets		801	820
Net trade accounts and notes receivable, non-current		—	13
Total current assets		16,812	11,555
Non-current assets		—	6,106
Total assets of discontinued operations		16,812	17,661
LIABILITIES
Trade accounts and notes payable		1,473	2,022
Deferred revenues, current portion		881	646
Social security and other payroll withholdings taxes		138	277
Employee absences compensation		201	208
Income taxes payable		83	193
Other accrued liabilities		1,218	557
Short-term borrowings		1,758	1,600
Current obligations under finance leases		108	110
Current portion of operating lease obligations		190	207
Current portion of long-term debt		13	44
Deferred revenues, non-current		215	197
Obligations under finance leases		236	241
Operating lease obligations, non-current		911	1,005
Long-term debt, non-current		—	—
Other long-term liabilities		1,555	1,513
Total current liabilities		8,978	5,862
Total non-current liabilities		—	2,957
Total liabilities of discontinued operations		8,978	8,819

Allocations, Interest and Continuing Involvement

Amounts reported in discontinued operations include the revenues and costs directly attributable to the ESWL and Distribution segments. General corporate overhead not directly attributable to the discontinued businesses continues to be reported in continuing operations. Except for short-term borrowings related mainly to factored receivables in Japan, the Company does not expect any purchaser to assume Company indebtedness in connection with the planned disposals, and accordingly no interest expense has been allocated to discontinued operations. Certain transaction proposals contemplate customary transition arrangements, such as training, transfer of employees, customer support, supply of electrodes and spare parts, and licenses of intellectual property and know-how. The Company does not currently expect to have significant continuing involvement with the ESWL or Distribution businesses following their disposal and will evaluate and disclose the nature, duration and financial effects of any continuing involvement based on definitive transaction terms.

EIB Credit Facility

The Company’s Finance Contract with EIB contains provisions applicable to disposals of assets or businesses, including requirements to inform EIB of contemplated disposals and, in certain circumstances, to apply disposal proceeds toward prepayment of amounts outstanding under the Credit Facility. The Company has informed EIB of the planned exit of the ESWL and Distribution businesses, and these provisions do not restrict the Company’s ability to transfer the businesses in their present condition. The Company will assess any required application of sale proceeds, and the related classification of borrowings under the Credit Facility, upon execution of definitive transaction agreements. See Note 6, Long Term Debt.

Cash Flow Information

The Company has elected not to separately present the operating and investing cash flows of discontinued operations in the condensed consolidated statements of cash flows. Depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations for the six months ended June 30, 2026 and 2025 were as:

	Six Months Ended June 30,
	2026	2025
Depreciation and amortization	166	277
Capital expenditures	337	175
Non cash - Financing lease obligations incurred	69	76
Non cash Operating lease obligations incurred	71	259

NOTE 19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest and income taxes paid were as follows:

	Six Months Ended June 30,
	2026	2025
Income taxes paid	312	206
Interest paid	227	328
Interest received	99	169

NOTE 20— SUBSEQUENT EVENTS

Underwritten Public Offering

On August 11, 2026, the Company priced an underwritten public offering of 8,425,000 American Depositary Shares ("ADSs"), each representing one ordinary share, €0.13 nominal value per share, at a public offering price of $4.75 per ADS. The offering closed on August 14, 2026.

Gross proceeds were $40.0 million, and net proceeds were approximately $37.1 million after deducting underwriting discounts and commissions of $2.4 million and estimated offering expenses of approximately $0.5 million payable by the Company. The ADSs were offered pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-294597), declared effective on March 31, 2026, and a related prospectus supplement dated August 11, 2026.

In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 1,263,750 ADSs at the public offering price, less underwriting discounts and commissions. The option was not exercised as of the date of this report. No proceeds from any exercise of the option are reflected above.

As a result of the offering, the Company's issued and outstanding ordinary shares increased from 37,527,950 as of June 30, 2026 to 45,952,950 as of August 14, 2026.

The Company intends to use the net proceeds for operating costs, capital expenditure and for general corporate purposes, including working capital.

The offering was a non-recognized subsequent event and had no effect on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

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

Overview

On May 28, 2026, our Board of Directors approved a plan to exit our ESWL and Distribution segments, and on May 29, 2026 we announced our rebrand to FocalTherics and our strategic realignment to focus exclusively on our robotic focal therapy business built around the Focal One® HIFU platform. At the end of the second quarter of 2026, the ESWL and Distribution segments met the criteria to be reported as discontinued operations, and their results are excluded from continuing operations for all periods presented in this Quarterly Report. Prior to this classification, the ESWL and Distribution businesses represented a significant portion of our consolidated results, including approximately 47% of our consolidated revenue for the year ended December 31, 2025. We expect to complete the disposals through one or more transactions within one year of the held-for-sale classification, and until completion the timing, structure and terms of any transaction remain subject to negotiation and execution risk. Unless otherwise indicated, the discussion below relates to our continuing operations, which consist of our HIFU business. See Note 18 to our unaudited condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth our net sales and profit (loss), including by division, for the three months ended June 30, 2026 and 2025, and for the six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of US dollars, except percentages)	2026	2025	2026	2025
Total revenues	13.2	9.5	24.8	16.0
Total cost of sales	(5.9)	(4.6)	(11.5)	(8.0)
Gross profit	7.3	4.9	13.3	8.0
Gross profit as a percentage of total net sales	55.58%	51.14%	53.64%	50.10%
Total operating expenses	(15.4)	(11.5)	(29.4)	(21.4)
Loss from operations	(8.0)	(6.6)	(16.1)	(13.4)
Net loss	(14.5)	(6.4)	(23.6)	(13.9)

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The total revenues increased by 38.8% from $9.5 million in the three months ended June 30, 2025 to $13.2 million in  the three months ended June 30, 2026, reflecting growth of equipment sales and treatment-driven revenue.

The sales of medical devices increased 57.5% with $7.5 million in the three months ended June 30, 2026, with 13 Focal One units sold (including 8 in the United States), as compared to $4.8 million in the three months ended June 30, 2025, with 9 Focal One units sold (including 5 in the United States).

Treatment-driven revenue, which includes sales of revenue-per-procedure (“RPP”) & leases, sales of disposables, and treatment-related services, increased by 37.5% to $5.0 million in the three months ended June 30, 2026, as compared to $3.7 million in the same period in 2025.

Cost of Sales and Gross Margin

Cost of sales increased 26.2%, from $4.6 million in the three months ended June 30, 2025 to $5.9 million in the three months ended June 30, 2026, and represented 44.4% of net sales in the three months ended June 30, 2026, down from 48.9% of net sales in the three months ended June 30, 2025. Gross margin increased to 55.6% during the three months ended June 30, 2026, compared to 51.1% for the three months ended June 30, 2025. The increase in gross margin was primarily attributable to improvement on standard cost of the Focal One and favorable absorption of our fixed costs due to higher production volumes.

Operating Expenses

Operating expenses increased 33.8%, or $3.9 million, from $11.5 million in the three months ended June 30, 2025 to $15.4 million in the three months ended June 30, 2026.

Marketing and sales expenses were $7.5 million in the three months ended June 30, 2026, compared to $5.3 million in the three months ended June 30, 2025.

Research and development (“R&D”) expenses remained flat at $2.3 million in  the three months ended June 30, 2026, compared to $2.3 million in the three months ended June 30, 2025.

General and administrative expenses increased $1.6 million, or 41.5%, from $3.9 million in the three months ended June 30, 2025 to $5.5 million in the three months ended June 30, 2026, primarily driven by an increase in fees related to our transition to domestic filer status.

Financial (Expense) Income, Net

Net financial expense was $6,295 thousand in the three months ended June 30, 2026, compared to net financial expense of $79 thousand in the three months ended June 30, 2025.

The financial expense was primarily driven by the variation of the fair value of the warrants we issued to European Investment Bank (“EIB”) of $5.5 million and the interest expense of the EIB loan of $0.7 million in the three months ended June 30, 2026.

Foreign Currency Exchange Gain (Loss), Net

In the three months ended June, 2026, we recorded a net foreign currency exchange loss of $76 thousand, mainly due to the variation of the Japanese Yen against the Euro, compared to a net gain of $362 thousand in the three months ended June 30, 2025.

Income Taxes

Income tax expenses in the consolidated statement of operations remained relatively flat at $8 thousand in the three months ended June 30, 2026, compared to $14 thousand in the three months ended June 30, 2025.

Profit (loss) from discontinued operations, net of tax

Net loss from discontinued operations was $75 thousand in the three months ended June 30, 2026, compared to $51 thousand in the three months ended June 30, 2025.

Net Loss

As a result of the above, we recorded a consolidated net loss of $14.5 million in the three months ended June 30, 2026, compared with a consolidated net loss of $6.4 million in the three months ended June 30, 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The total revenues increased by 54.9% from $16.0 million in the six months ended June 30, 2025 to $24.8 million in the six months ended June 30, 2026, reflecting growth of equipment sales and treatment-driven revenue.

The sales of medical devices increased 89.0% with $13.9 million in the six months ended June 30, 2026, with 24 Focal One units sold (including 13 in the United States), as compared to $7.4 million in the six months ended June 30, 2025, with 15 Focal One units sold (including 7 in the United States).

Treatment-driven revenue increased by 34.1% to $9.5 million in the six months ended June 30, 2026, as compared to $7.1 million in the same period in 2025.

Cost of Sales and Gross Margin

Cost of sales increased 43.9%, from $8.0 million in the six months ended June 30, 2025 to $11.5 million in the six months ended June 30, 2026, and represented 46.4% of net sales in the six months ended June 30, 2026, down from 49.9% of net sales in the six months ended June 30, 2025. Gross margin increased to 53.6% during the six months ended June 30, 2026, compared to 50.1% for the six months ended June 30, 2025. The increase in gross margin was primarily attributable to focused effort on components cost reduction on standard cost of the Focal One and favorable absorption of our fixed costs due to higher production volumes for system and consumables.

Operating Expenses

Operating expenses increased 37.3%, or $8.0 million, from $21.4 million in the six months ended June 30, 2025 to $29.4 million in the six months ended June 30, 2026.

Marketing and sales expenses were $13.8 million in the six months ended June 30, 2026, compared to $9.7 million in the six months ended June 30, 2025.

R&D expenses increased 2.9% at $4.8 million in  the six months ended June 30, 2026 compared to $4.6 million the six months ended June, 2025.

General and administrative expenses increased $3.7 million, or 52.4%, from $7.0 million in the six months ended June 30, 2025 to $10.7 million in the six months ended June 30, 2026, primarily driven by an increase in fees related to our transition to domestic filer status.

Financial (Expense) Income, Net

Net financial expense was $8.0 million in the six months ended June 30, 2026, compared to net financial expense of $81 thousand in the six months ended June 30, 2025.

The financial expense was primarily driven by the variation of the fair value of the warrants we issued to EIB of $6.8 million and the interest expense of the EIB loan of $1.1 million in the six months ended June 30, 2026.

Foreign Currency Exchange Gain (Loss), Net

In the six months ended June, 2026, we recorded a net foreign currency exchange gain of $77 thousand, mainly due to the variation of the US dollars against the Euro, compared to a net loss of $664 thousand in the six months ended June 30, 2025.

Income Taxes

Income tax expenses in the consolidated statement of operations remained relatively flat at $25 thousand in the six months ended June 30, 2026, compared to $23 thousand in the six months ended June 30, 2025.

Profit (loss) from discontinued operations, net of tax

Net profit from discontinued operations was $437 thousand in the six months ended June 30, 2026, compared to $285 thousand in the six months ended June 30, 2025.

Net Loss

As a result of the above, we recorded a consolidated net loss of $23.6 million in the six months ended June 30, 2026, compared with a consolidated net loss of $13.9 million in the six months ended June 30, 2025.

Effects of Inflation

In 2026 and 2025, geopolitical instability and other factors have continued to contribute to worldwide inflation, leading to a global increase in costs. We are constantly addressing this cost increase by mitigating the impact on our margins, in particular by adjusting our prices, reducing our costs, and implementing countermeasures to ensure the minimum residual impact.

Liquidity and Capital Resources

Our primary sources of capital have historically been proceeds from our public and private securities offerings and issuances of debt.

Our primary short-term needs for capital for our planned operations, which are subject to change, include:

●continued commercialization efforts and expansion of our sales and marketing infrastructure and programs to drive anticipated sales growth in the United States and elsewhere; and
●expanding our R&D initiatives to improve our existing products and develop new products and solutions.

We have a history of operating losses and expect such losses to continue in the foreseeable future. As of June 30, 2026, we had $21.5 million in cash and cash equivalents, an increase of $1.1 million from December 31, 2025 including $14.0 million of net proceeds from the drawing of the Tranche B of our credit facility (the “Credit Facility”) established pursuant to that certain finance contract (the “Finance Contract”), dated October 17, 2025, with European Investment Bank (“EIB”).

On August 14, 2026, the Company completed an underwritten offering of American Depositary Shares (“ADSs”) where it sold 8,425,000 ADSs for net proceeds of approximately $37.1 million, following deduction of underwriting discounts and commissions and estimated offering expenses.

With these additional proceeds, we believe we will have sufficient funds to support our operations for at least a period of twelve months from the date of issue of these interim condensed consolidated financial statements.

Although the additional capital provides us with increased liquidity and is expected to support our operations beyond the next twelve months, we continue to expect operating losses for the foreseeable future. Our ability to achieve profitability and generate positive cash flow from operations will depend on, among other things, the continued growth of our HIFU business, the successful commercialization and adoption of our products, the timing and level of revenues, and our ability to manage operating expenses and other cash requirements. If we are unable to achieve profitability and positive cash flow from operations within the period supported by our existing liquidity, or if our capital requirements are greater than currently anticipated, we may require additional financing in the future. The timing, terms and availability of any future financing will depend on a number of factors, including our operating performance, market conditions and our financial position at the time.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

Six Months Ended June 30,
(in thousands of U.S. dollars)	2026
Net cash generated by/(used in) in operating activities	(6,663)
Net cash generated by/(used in) in investing activities	(2,017)
Net cash generated by/(used in) in financing activities	10,402
Net effect of exchange rate changes on cash and cash equivalents	(633)
Net increase/(decrease) in cash and cash equivalents	1,090
Cash and cash equivalents at the beginning of the year	20,452
Cash and cash equivalents at the end of period	21,542

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $6.7 million, consisting of net loss of $23.6 million offset by non-cash expenses of $11.8 million and positive changes in working capital of $5.2 million. These non-cash expenses primarily consisted of $1.9 million of depreciation and amortization, $1.2 million of stock-based compensation expense, and $7.9 million related to the change in the fair value of the EIB warrants and loan amortizations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026, was $2.0 million, consisting primarily of investments of $1.4 million in capitalized assets and investment of $0.6 million in property and equipment.

Net Cash Generated by Financing Activities

Net cash generated by financing activities for the six months ended June 30, 2026, was $10.4 million, consisting primarily of the net proceeds of $14.0 million from borrowings under the EIB credit facility, the repayment of long-term borrowings and financing leases of $1.3 million and reduction of short-term borrowings of $2.2 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments are discussed in Note 6 – Long Term Debt.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Notes to the Condensed Consolidated Financial Statements (Unaudited) and Note 2, Summary of significant accounting policies, of the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Critical Accounting Estimates

Management has identified estimates made in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant.

Identified accounting estimates are as follows:

1-	Discontinued operations and assets held for sale

The classification and measurement of the ESWL and Distribution disposal groups as discontinued operations and assets held for sale requires significant judgment. Management evaluates whether the planned disposal represents a component or group of components, whether the held-for-sale criteria are met, and whether the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Upon classification as held for sale, the disposal groups are measured at the lower of carrying amount and fair value less costs to sell. The determination of fair value less costs to sell requires management to use estimates and assumptions, including expected transaction perimeter, expected buyer interest, market-based pricing indications, projected cash flows, discount rates, and expected costs to sell. Changes in these assumptions could result in a material impairment charge or adjustment to the carrying amount of the disposal groups.

2-	Fair value of warrant liability

The Company measures certain warrants at fair value, with changes in fair value recognized in earnings. The fair value measurement requires judgment in selecting an appropriate valuation model and assumptions, including expected volatility, expected term, risk-free interest rate, share price, exercise price and expected dividends. Although certain inputs may be observable, changes in the Company’s share price, volatility assumptions or expected term could materially affect the fair value of the warrant liability and the resulting non-cash gain or loss recognized in the statement of operations.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Ryan Rhodes, and Chief Financial Officer, Ken Mobeck, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2025 Annual Report other than the additional risk factor included below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our plan to discontinue our ESWL and Distribution operating segments may materially and adversely affect our business, financial condition, operating results and prospects or cause revenue disruption.

While our plan to discontinue our ESWL and Distribution operating segments and report and classify them as discontinued operations in our financial statements aligns with our long-term strategic goals, it carries inherent risks, including:

●	that the discontinuation may take longer or cost more than expected, may result in disputes with customers, distributors, employees or other counterparties, and may not produce the strategic benefits anticipated;
●	a potential reduction in our global near-term revenue as we scale back our distribution activities;
●	a possible decline in stock price, particularly if investors perceive the shift as a risk to short-term revenues, if investors do not agree with the strategic change, or if the transition does not proceed as smoothly as anticipated; and
●	strained relationships with investors and stakeholders who may be concerned about the potential negative financial and reputational impact of this strategic change, including the potential loss of revenue streams from the discontinuance of our ESWL and Distribution operating segments.

The execution of this discontinuance may involve significant risks, even beyond those outlined above, that could materially and adversely affect our business, financial condition, operating results and prospects or cause revenue disruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed, furnished, or incorporated herein by reference as part of this Quarterly Report.

Exhibit No.	Description	Form	Exhibit	Date Filed	File No.	Filed Herewith
3.1	By-laws (statuts) of EDAP TMS S.A. (English translation) as amended as of June 26, 2026		3.1			X
4.1	Form of Amended and Restated Depositary Agreement between EDAP TMS S.A. and The Bank of New York Mellon, as depositary	F-6	1.2	9/15/2011	333-176843
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

EDAP TMS S.A.

Dated: August 14, 2026	/s/ Ryan Rhodes
Ryan Rhodes
Chief Executive Officer

Dated: August 14, 2026	/s/ Ken Mobeck
Ken Mobeck
Chief Financial Officer