Form 10-Q
period 2026-09-30
EDAP TMS SA
filed 2026-11-05
CIK 1041934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 5, 2026, the registrant had 47,220,589 ordinary shares, nominal value €0.13 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		September 30,	December 31,
ASSETS	Notes	2026	2025
Current assets
Cash and cash equivalents		56,269	20,452
Current portion of trade accounts and notes receivable, net	3	10,177	14,948
Other receivables		619	1,286
Inventories	4	8,329	7,770
Other assets, current portion		2,062	1,153
Current assets of discontinued operations	18	17,328	11,555
Total current assets		94,784	57,164
Non-current assets
Property and equipment, net		9,052	8,789
Operating lease right-of-use assets		1,361	1,974
Intangible assets, net	5	1,825	1,794
Goodwill	5	732	757
Deposits and other non-current assets		1,721	1,607
Deferred tax assets		261	273
Net trade accounts and notes receivable, non-current	3	981	533
Non-current assets of discontinued operations	18	—	6,106
Total assets		110,717	78,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Trade accounts and notes payable		10,940	9,762
Deferred revenues, current portion		7,326	6,452
Social security and other payroll withholdings taxes		1,738	1,861
Employee absences compensation		851	981
Other accrued liabilities		4,328	4,832
Short-term borrowings		426	4,386
Current obligations under finance leases		109	72
Current portion of operating lease obligations		872	857
Current portion of long-term debt	6	338	2,076
Current liabilities of discontinued operations	18	9,143	5,862
Total current liabilities		36,070	37,141
Non-current liabilities
Deferred revenues, non-current		898	768
Obligations under finance leases		150	114
Operating lease obligations, non-current		465	1,070
Long-term debt, non-current	6	35,233	15,903
Other long-term liabilities		1,963	1,632
Non-current liabilities of discontinued operations	18	—	2,957
Total liabilities		74,779	59,584
Shareholders’ equity
Common stock at €0.13, or $0.15 at closing rate par value; 47,490,122 shares authorized and issued and 47,220,589 shares outstanding at September 30, 2026; 37,751,519 shares authorized and issued and 37,481,986 shares outstanding at December 31, 2025		7,531	6,071
Additional paid-in capital		194,682	151,314
Accumulated deficit		(156,648)	(128,616)
Cumulative other comprehensive loss		(8,608)	(8,337)
Treasury stock, at cost 269,533 shares at September 30, 2026 and 269,533 shares at December 31, 2025		(1,019)	(1,019)
Total shareholders’ equity		35,938	19,413
Total liabilities and shareholders’ equity		110,717	78,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended September 30, 2026, and 2025

(in thousands of U.S. dollars except share and per share data)
(unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2026	2025	2026	2025
Sales of goods		6,489	4,895	24,272	15,081
Sales of RPPs & leases		2,367	2,216	7,617	6,315
Sales of spare parts and services		972	717	2,736	2,441
Total revenues	9	9,828	7,828	34,624	23,838

Cost of goods sold		(2,285)	(2,463)	(8,892)	(6,938)
Cost of RPPs & leases		(1,786)	(1,138)	(4,997)	(3,529)
Cost of spare parts and services		(705)	(581)	(2,383)	(1,704)
Total cost of sales		(4,776)	(4,181)	(16,271)	(12,170)

Gross profit		5,053	3,647	18,353	11,667

Research and development expenses		(2,458)	(2,303)	(7,242)	(6,951)
Selling and marketing expenses		(5,914)	(4,181)	(19,747)	(13,874)
General and administrative expenses		(4,458)	(3,833)	(15,198)	(10,879)

Operating loss from continuing operations		(7,777)	(6,669)	(23,834)	(20,037)
Financial (expense) income, net		2,038	(60)	(5,964)	(142)
Foreign currency exchange gain (loss), net		467	85	544	(579)

Loss from continuing operations before taxes		(5,272)	(6,645)	(29,254)	(20,757)
Income tax expense	11	(15)	(16)	(40)	(39)
Loss from continuing operations		(5,287)	(6,661)	(29,294)	(20,796)
Income (loss) from discontinued operations, net of tax	18	825	721	1,263	1,006
Net loss		(4,462)	(5,940)	(28,032)	(19,790)
Loss per share from continuing operations - Basic and Diluted	12	(0.12)	(0.18)	(0.75)	(0.56)
Earnings per share from discontinued operations - basic and diluted (Per-share amounts are rounded)	12	0.02	0.02	0.03	0.03
Loss per share - Basic and Diluted	12	(0.10)	(0.16)	(0.71)	(0.53)
Average number of shares used in computation of basic and diluted net loss per share	12	42,625,694	37,438,630	39,227,611	37,417,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2026, and 2025

(in thousands of U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	(4,462)	(5,940)	(28,032)	(19,790)
Foreign currency translation adjustments	(27)	(331)	(271)	(2,361)
Comprehensive loss, net of tax	(4,489)	(6,271)	(28,303)	(22,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2026, and 2025

(in thousands of U.S. dollars except for share amounts)
(unaudited)

			Additional	Accumulated	Cumulative
	Number	Common	paid-in	deficit	other comprehensive	Treasury
	of shares	stock	capital		(loss)	stock	Total
Balance as of December 31, 2024	37,392,086	6,058	148,768	(99,370)	(11,952)	(1,019)	42,485
Net loss	—	—	—	(19,790)	—	—	(19,790)
Translation adjustment	—	—	—	—	(2,361)	—	(2,361)
Stock-based compensation	—	—	1,746	—	—	—	1,746
Capital increase	46,544	7	(7)	—	—	—	-
Balance as of September 30, 2025	37,438,630	6,065	150,506	(119,161)	(14,312)	(1,019)	22,080

Balance as of December 31, 2025	37,481,986	6,071	151,314	(128,616)	(8,337)	(1,019)	19,413
Net loss	—	—	—	(28,032)	—	—	(28,032)
Translation adjustment	—	—	—	—	(271)	—	(271)
Stock-based compensation	—	—	2,360	—	—	—	2,360
Option exercises	14,861	15	—	—	—	—	15
Capital increase	9,723,742	1,445	41,008	—	—	—	42,453
Balance as of September 30, 2026	47,220,589	7,531	194,682	(156,648)	(8,608)	(1,019)	35,938

			Additional	Accumulated	Cumulative
	Number	Common	paid-in	deficit	other comprehensive	Treasury
	of shares	stock	capital		(loss)	stock	Total
Balance as of June 30, 2025	37,438,213	6,065	149,608	(113,220)	(13,981)	(1,019)	27,453
Net loss	—	—	—	(5,940)	—	—	(5,940)
Translation adjustment	—	—	—	—	(331)	—	(331)
Stock-based compensation	—	—	898	—	—	—	898
Capital increase	417	—	—	—	—	—	—
Balance as of September 30, 2025	37,438,630	6,065	150,506	(119,161)	(14,312)	(1,019)	22,080

Balance as of June 30, 2026	37,527,950	6,078	152,483	(152,186)	(8,581)	(1,019)	(3,225)
Net loss	—	—	—	(4,462)	—	—	(4,462)
Translation adjustment	—	—	—	—	(27)	—	(27)
Stock-based compensation	—	—	1,204	—	—	—	1,204
Option exercises	3,889	12	—	—	—	—	12
Capital increase	9,688,750	1,441	40,996	—	—	—	42,437
Balance as of September 30, 2026	47,220,589	7,531	194,682	(156,648)	(8,608)	(1,019)	35,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2026, and 2025

(in thousands of U.S. dollars)
(unaudited)

	September 30,	September 30,
	2026	2025
Cash flows from operating activities
Net loss	(28,032)	(19,790)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	2,900	2,496
Share based compensation	2,359	1,746
Change in allowances for doubtful accounts & slow-moving inventories	384	363
Change in fair value on EIB Warrants and loan amortization	6,030	—
Change in long-term provisions	266	85
Net capital loss on disposals of assets	481	428
Deferred tax expense (benefit)	30	18
Operating cash flow before changes in working capital	(15,582)	(14,654)
Increase/Decrease in operating assets and liabilities:
Decrease (Increase) in trade accounts and notes and other receivables	4,822	573
Decrease (Increase) in inventories	(255)	4,037
Decrease (Increase) in other assets	(921)	255
(Decrease) Increase in trade accounts and notes payable	729	(2,945)
(Decrease) Increase in accrued expenses, other current liabilities	520	(1,221)
Net change in operating assets and liabilities	4,895	699
Net cash generated by (used in) operating activities	(10,687)	(13,955)
Cash flows from investing activities:
Additions to capitalized assets produced by the Company	(2,413)	(2,686)
Proceeds from sale of leased back assets	181	—
Acquisitions of property and equipment	(766)	(420)
Acquisitions of intangible assets	(347)	(795)
Decrease (Increase) in deposits and guarantees	(18)	(101)
Net cash generated by (used in) investing activities	(3,362)	(4,002)
Cash flow from financing activities:
Proceeds from capital increase, net of issuance costs	43,126	—
Proceeds from long term borrowings, net of financing costs	13,964	411
Repayment of long term borrowings	(1,762)	(2,075)
Repayment of obligations under financing leases	(191)	(152)
Increase (decrease) in bank overdrafts and short-term borrowings	(4,430)	(1,032)
Net cash generated by (used in) financing activities	50,707	(2,847)
Net effect of exchange rate changes on cash and cash equivalents	(842)	2,217
Net increase (decrease) in cash and cash equivalents	35,817	(18,588)
Cash and cash equivalents at beginning of year	20,452	30,995
Cash and cash equivalents at end of period	56,269	12,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 25, 2026 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

Discontinued Operations

On May 28, 2026, the Company’s Board of Directors approved a plan to exit the Company’s ESWL and Distribution reportable segments in order to concentrate the Company’s resources on its robotic focal therapy business built around the Focal One® HIFU platform. The Company publicly announced the planned exit on May 29, 2026. During the second quarter of 2026, the ESWL and Distribution segments met the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, and ASC 360-10, Property, Plant, and Equipment, and the Company determined that the planned exit represents a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the ESWL and Distribution segments are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, and the related assets and liabilities are presented separately as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The condensed consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The Company has reclassified certain prior year amounts to conform to the current year’s presentation for discontinued operations. Unless otherwise noted, amounts and disclosures in these notes relate to the Company’s continuing operations. The disposal groups were measured at the lower of their carrying amount and fair value less costs to sell. No impairment loss was recognized upon classification as held for sale, as the carrying amount of each disposal group did not exceed its fair value less costs to sell. In accordance with ASC 360-10, depreciation and amortization of the long-lived assets of the disposal groups ceased upon their classification as held for sale. See Note 18, Discontinued Operations.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

Accounting Pronouncements Not Yet Adopted

The FASB has not issued any accounting standards updates during the nine months ended September 30, 2026. For information on accounting pronouncements issued in prior years but not yet adopted, refer to Note 1-25 to the audited consolidated financial statements included in the Company’s 2025 Annual Report.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

NOTE 3. TRADE ACCOUNTS AND NOTES RECEIVABLE, NET

Trade accounts and notes receivable for HIFU consisted of the following as of:

	September 30,	December 31,
	2026	2025
Trade accounts receivable	11,840	15,971
Less: allowance for doubtful accounts	(681)	(491)
Total	11,159	15,480
Less current portion	(10,177)	(14,948)
Total long-term portion	981	533

Notes receivable generally represent commercial bills of exchange with initial maturities of 90 days or less.

Bad debt expenses amount to a net cost of $190 thousand and a net cost of $14 thousand for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 4. INVENTORIES

HIFU Inventories consisted of the following as of:

	September 30,	December 31,
	2026	2025
Components, spare parts	4,542	5,081
Work-in-progress	1,777	1,470
Finished goods – own manufactured products	2,196	1,761
Total gross inventories	8,515	8,312
Less: allowance for slow-moving inventory and net realizable value	(186)	(542)
Total	8,329	7,770

The provision for slow moving inventory relates to components and spare parts. The decrease in the allowance for slow moving inventory is mainly due to exchange rate impact and write off.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

As discussed in Note 1-13 of the 2025 Annual Report, ASC 350 requires that goodwill not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired, by comparing the carrying value to the fair value of the reporting unit to which they are assigned. Goodwill amounted to $732 thousand, at September 30, 2026.

The Company completed the required annual impairment test in the fourth quarter of 2025. To determine the fair value of the Company’s reporting units, the Company used the discounted cash flow approach. The fair value of the reporting unit was in excess of the reporting unit’s book value, which resulted in no goodwill impairment. With respect to its continuing operations, the Company has not identified events or changes in circumstances indicating that goodwill might be impaired as of September 30, 2026.

Intangible assets consisted of the following as of:

	September 30,	December 31,
	2026	2025
Licenses	3,808	3,564
Patents	467	484
Organization costs	255	264
Total gross value	4,530	4,312
Accumulated amortization for licenses	(1,983)	(1,770)
Accumulated amortization for patents	(467)	(484)
Accumulated amortization for organization costs	(255)	(264)
Less: Total accumulated amortization	(2,705)	(2,518)
Total	1,825	1,794

Amortization expenses related to intangible assets amounted to $275 thousand and $219 thousand for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6. LONG TERM DEBT

The Company has the following outstanding debt as of September 30, 2026 and December 31, 2025:

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

The Tranche A Warrants were classified as a liability at inception (on October 17, 2025) and then changes in fair value are recognized in earnings in subsequent periods. The fair value of the Tranche A Warrants amounted to $8.1 million on December 31, 2025 and $11.1 million on September 30, 2026, resulting in $3.0 million of financial expense for the nine months ended September 30, 2026.

The following table presents fair value as of:

EIB Credit Facility Tranche A Warrants	September 30, 2026	December 31, 2025
Number of Warrants outstanding	2,624,421	2,624,421
Share price	4.47	3.29
Volatility	68%	68%
Maturity (years)	19.1	19.8
Fair value	11,150	8,115

EIB Credit Facility – Tranche A – Financial debt at amortized cost

Tranche A borrowings of $12.4 million were recognized as financial debt for the residual amount of $6.9 million as of December 31, 2025, which took into account the fair value of the derivative instrument (warrants) at inception and the borrowing costs of $0.8 million. The amortized cost of the financial debt amounted to $8.2 million as of September 30, 2026, with an effective interest rate of 21.63%.

The carrying value of the EIB Tranche A borrowings and Tranche A Warrants was as follows as of  September 30, 2026 and December 31, 2025:

EIB Tranche A	September 30, 2026	December 31, 2025
Debt component - amortized cost	8,200	6,943
Warrants	11,150	8,115
Total	19,351	15,058

EIB – Tranche B Warrants

On April 1, 2026, the Company issued 1,116,244 Warrants to EIB as a condition to the financing of Tranche B.

The Tranche B Warrants were classified as a liability at inception (on April 1, 2026) and their changes in fair value are recognized in earnings in subsequent periods. The fair value of the Tranche B Warrants amounted to $3.8 million on their issuance date and then the closing value on September 30, 2026 amounted $4.6 million, resulting in $0.8 million of financial expense.

The following table presents fair value as of:

EIB Credit Facility Tranche B Warrants	September 30, 2026	At inception
Number of Warrants outstanding	1,116,244	1,116,244
Share price	4.47	3.69
Volatility	68%	68%
Maturity (years)	19.5	20.0
Fair value	4,614	3,775

EIB Credit Facility – Tranche B – Financial debt at amortized cost

Tranche B borrowings of $13.7 million were recognized as financial debt for the residual amount of $9.9 million at the issuance date, which took into account the fair value of the derivative instrument (warrants) at inception. The amortized cost of the loan amounted to $10.4 million as of September 30, 2026, with an effective interest rate of 13.35%.

The carrying value of the EIB Tranche B borrowings and Tranche B Warrants was as follows as of September 30, 2026:

EIB Tranche B	September 30, 2026	At inception
Debt component – amortized cost	10,463	9,898
Expenses	—	(34)
Debt component - net value	10,463	9,864
Warrants	4,614	3,775
Total net value	15,077	13,638

Other Loans

The following summarizes other loan facilities as of:

	September 30,	December 31,
	2026	2025
France term loan	35,571	17,980
Including EIB loan	18,829	6,943
Including EIB warrants	15,764	8,115
Including other French loans	978	2,922
Total long term debt	35,571	17,980
Less current portion	(338)	(2,076)
Total long-term portion	35,233	15,903

NOTE 7. PENSION AND OTHER BENEFIT PLANS

The Company does not have a funded benefit plan. The following is a reconciliation of pension cost components for the nine months ended:

	September 30,
	2026	2025
Change in benefit obligations:
Projected benefit obligations at beginning of year	1,195	1,167
Service cost	57	71
Interest cost	33	—
Exchange rate impact	(42)	155
Projected benefit obligations at end of the period	1,243	1,393
Unrecognized actuarial (gain) loss	(358)	(183)
Unrecognized prior service cost	12	13

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) net of tax were as follows:

	Nine Months Ended September 30, 2026
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(8,687)	350	(8,337)
Net current-period other comprehensive income (loss)	(271)	—	(271)
Ending balance	(8,958)	350	(8,608)

	Nine Months Ended September 30, 2025
	Foreign currency	Provision for
	translation	retirement indemnities
	adjustment	(net of tax)	Total
Beginning balance	(12,009)	57	(11,952)
Net current-period other comprehensive income (loss)	(2,361)	—	(2,361)
Ending balance	(14,369)	57	(14,312)

NOTE 9. TOTAL SALES

The amount of total sales derived from our continuing operations in Asia, France, the United States and other geographical areas, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2026	2025	2026	2025
Asia	221	185	674	582
France	1,679	399	4,147	467
United States	4,754	4,433	19,175	13,554
Others geographical areas	3,174	2,811	10,627	9,235
Total Sales	9,828	7,828	34,624	23,838

The amount of sales is recognized on the following timing:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2026	2025	2026	2025
Products transferred at a point in time	7,344	5,598	27,335	17,709
Products and services transferred over time	2,484	2,231	7,289	6,129
Total Sales	9,828	7,828	34,624	23,838

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars

(unaudited)

NOTE 10. SHAREHOLDERS’ EQUITY

During the three months ended September 30, 2026, the Company granted 245,000 time-based stock-options to certain employees that  vest over three years.

On September 15, 2026, pursuant to the June 26, 2026 Shareholders resolution, the Board of Directors approved a new 2026 RSU plan and approved the filing of the corresponding Form S-8 to register the shares underlying the free shares issuable pursuant to such plan.

Underwritten Public Offering

On August 11, 2026, the Company priced an underwritten public offering of 8,425,000 American Depositary Shares ("ADSs"), each representing one ordinary share, with a nominal value of €0.13 per share, at a public offering price of $4.75 per ADS, which closed on August 14, 2026. On August 14, 2026, the underwriters exercised in full their option to purchase an additional 1,263,750 ADSs at the public offering price, less underwriting discounts and commissions. The issuance of the ADSs, pursuant to the underwriters' option, closed on August 19, 2026.

The Company received total gross proceeds of approximately $46.0 million, including the underwriters' option, and net proceeds of approximately $42.4 million, after deducting underwriting discounts and commissions of approximately $2.8 million and offering expenses of approximately $0.8 million. The ADSs were offered pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-294597), which was declared effective on March 31, 2026, and the related prospectus supplement dated August 11, 2026.

The Company intends to use the net proceeds as described under “Use of Proceeds” in the prospectus supplement date August 11, 2026.

NOTE 11. INCOME TAXES

For interim periods, the Company’s income tax expense or benefit is computed based on its estimated annual effective tax rate and any discrete items that impact the interim periods. For the nine months ended September 30, 2026 and 2025, the Company recorded a tax expense of $40 thousand and $39 thousand, respectively. The estimated annual effective tax rates for all periods were impacted by losses in jurisdictions where the recording of a tax benefit is not available. Furthermore, the tax expense or benefit recorded can vary from period to period depending on the Company’s relative mix of earnings and losses by jurisdiction.

The Company has tax carryforwards in the United States and in certain states and foreign jurisdictions. We have deferred tax assets related to net operating loss and other tax carryforwards in the U.S. and in certain states and foreign jurisdictions. We recognize a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited

NOTE 12. LOSS PER SHARE

Earnings (loss) per share from continuing operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss available to common shareholders (in U.S. dollars)	(5,287,118)	(6,660,754)	(28,031,731)	(20,796,153)
Weighted average number of shares for the computation of LPS	42,625,694	37,438,630	39,227,611	37,417,439
Basic LPS (in U.S. dollars)	(0.12)	(0.18)	(0.75)	(0.56)
Weighted average number of shares for the computation of diluted LPS	42,625,694	37,438,630	39,227,611	37,417,439
Diluted LPS (in U.S. dollars)	(0.12)	(0.18)	(0.75)	(0.56)

Earnings (loss) per share from discontinued operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss or gain available to common shareholders (in U.S. dollars)	825,355	720,521	1,262,607	1,005,759
Weighted average number of shares for the computation of LPS	42,625,694	37,438,630	39,227,611	37,417,439
Basic LPS (in U.S. dollars)	0.02	0.02	0.03	0.03
Weighted average number of shares for the computation of diluted LPS	42,625,694	37,438,630	39,227,611	37,417,439
Diluted LPS (in U.S. dollars)	0.02	0.02	0.03	0.03

Loss per share	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss available to common shareholders (in U.S. dollars)	(4,461,762)	(5,940,232)	(28,031,730)	(19,790,393)
Weighted average number of shares for the computation of LPS	42,625,694	37,438,630	39,227,611	37,417,439
Basic LPS (in U.S. dollars)	(0.10)	(0.16)	(0.71)	(0.53)
Weighted average number of shares for the computation of diluted LPS	42,625,694	37,438,630	39,227,611	37,417,439
Diluted LPS (in U.S. dollars)	(0.10)	(0.16)	(0.71)	(0.53)

The effects of dilutive securities, for the three and nine months ended September 30, 2026, and 2025 were excluded from the calculation of diluted LPS as a net loss was reported in these periods.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

The recorded amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings are a reasonable estimate of their fair value due to the short-term maturities of these instruments. As of September 30, 2026 and December 31, 2025, the Company did not have any other asset or liability measured at fair value, other than the Tranche A and Tranche B Warrants issued in connection with the Credit Facility (see note 6).

As of September 30, 2026  and December 31, 2025, the fair value of the Company’s long-term debt was not materially different from the carrying value.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

The Company has implemented procedures to monitor the creditworthiness of its customers. The Company obtains bank guarantees for first time or infrequent unknown customers, and in certain cases obtains insurance against the risk of a payment default by the customer. The Company reviewed individual customer balances considering current and historical loss experience and general economic conditions in determining the allowance for doubtful accounts receivable of $0.7 million and $0.5 million, as of September 30, 2026 and December 31, 2025, respectively.

Actual losses may vary from the current estimates, and any adjustments are reported in earnings in the periods in which they become known.

For the three months and nine months ended September 30, 2026 and for the year ended December 31, 2025, the Company did not generate more than 10% of its revenue from a single customer.

NOTE 16. FOREIGN CURRENCY TRANSACTIONS

The Company generates a significant percentage of its revenues, and of its operating expenses, in currencies other than the US$. The Company’s operating profitability could be materially adversely affected by large fluctuations in the rate of exchange between the US$ and such other currencies. The Company may engage in foreign exchange hedging activities when deemed necessary, but there can be no assurance that hedging activities will be offset by the impact of movements in exchange rates on the Company’s results of operations. As of September 30, 2026, there were no outstanding hedging instruments.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating loss	(6,855)	(5,818)	(22,233)	(18,674)
Financial (expense) income, net	2,032	(56)	(5,989)	(103)
Foreign currency exchange (losses) gains, net	573	55	625	(640)
Income tax (expense) benefit	(212)	(121)	(435)	(373)
Consolidated net loss	(4,462)	(5,940)	(28,032)	(19,790)

A summary of the Company’s operations by segment is presented below for the three and nine months ended September 30, 2026, and 2025:

Three Months Ended	HIFU	Reconciling	Total
September 30, 2026	Division	Items	continuing
Sales of goods	6,489	—	6,489
Sales of RPPs & leases	2,367	—	2,367
Sales of spare parts and services	972	—	972
Total sales	9,828	—	9,828
Total cost of sales	(4,776)	—	(4,776)
Gross profit	5,053	—	5,053
R&D expenses	(2,458)	—	(2,458)
Selling and marketing expenses	(5,914)	—	(5,914)
General and administrative expenses	(2,823)	(1,634)	(4,458)
Total expenses	(11,195)	(1,634)	(12,829)
Operating income (loss) from operations	(6,142)	(1,634)	(7,777)
Total Assets	44,686	48,703	93,389
Net cash generated by (used in) investing activities	(1,326)	—	(1,326)
Non-current assets	15,933	—	15,933
Goodwill	732	—	732

Three Months Ended	HIFU	Reconciling	Total
September 30, 2025	Division	Items	continuing
Sales of goods	4,895	—	4,895
Sales of RPPs & leases	2,216	—	2,216
Sales of spare parts and services	717	—	717
Total sales	7,828	—	7,828
Total cost of sales	(4,181)	—	(4,181)
Gross profit	3,647	—	3,647
R&D expenses	(2,303)	—	(2,303)
Selling and marketing expenses	(4,181)	—	(4,181)
General and administrative expenses	(2,575)	(1,258)	(3,833)
Total expenses	(9,059)	(1,258)	(10,316)
Operating income (loss) from operations	(5,412)	(1,258)	(6,669)
Total Assets	48,538	5,331	53,870
Net cash generated by (used in) investing activities	(884)	—	(884)
Non-current assets	14,795	—	14,795
Goodwill	757	—	757

Nine months ended	HIFU	Reconciling	Total
September 30, 2026	Division	Items	continuing
Sales of goods	24,272	—	24,272
Sales of RPPs & leases	7,617	—	7,617
Sales of spare parts and services	2,736	—	2,736
Total sales	34,624	—	34,624
Total cost of sales	(16,271)	—	(16,271)
Gross profit	18,353	—	18,353
R&D expenses	(7,242)	—	(7,242)
Selling and marketing expenses	(19,747)	—	(19,747)
General and administrative expenses	(9,298)	(5,899)	(15,198)
Total expenses	(36,287)	(5,899)	(42,186)
Operating income (loss) from operations	(17,935)	(5,899)	(23,834)
Total Assets	44,686	48,703	93,389
Net cash generated by (used in) investing activities	(3,006)	—	(3,006)
Non-current assets	15,933	—	15,933
Goodwill	732	—	732

Nine months ended	HIFU	Reconciling	Total
September 30, 2025	Division	Items	continuing
Sales of goods	15,081	—	15,081
Sales of RPPs & leases	6,315	—	6,315
Sales of spare parts and services	2,441	—	2,441
Total sales	23,838	—	23,838
Total COS	(12,170)	—	(12,170)
Gross profit	11,667	—	11,667
R&D expenses	(6,951)	—	(6,951)
Selling and marketing expenses	(13,874)	—	(13,874)
G&A expenses	(7,359)	(3,519)	(10,879)
Total expenses	(28,185)	(3,519)	(31,704)
Operating income (loss) from operations	(16,517)	(3,519)	(20,037)
Total Assets	48,538	5,331	53,870
Net cash generated by (used in) investing activities	(3,626)	—	(3,626)
Non-current assets	14,795	—	14,795
Goodwill	757	—	757

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

Expected Manner and Timing of Disposal

The Company expects to dispose of the ESWL and Distribution businesses through one or more sale or transfer transactions or, for certain operations, an orderly wind-down which may be structured on a portfolio, regional or counterparty-specific basis. The Company has initiated an active program to locate buyers, including outreach to multiple potential counterparties, execution of confidentiality agreements, and receipt and negotiation of transaction proposals, and expects the disposals to be completed within one year of the held-for-sale classification date. No definitive agreement for the sale of either business had been executed as of the date of this Quarterly Report on Form 10-Q (this “Quarterly Report”).

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

Results of Discontinued Operations

The results of the ESWL and Distribution segments reported as discontinued operations, net of tax, and the major classes of line items constituting the pretax income (loss) of discontinued operations, were as follows for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2026	2025	2026	2025
Sales of goods		5,268	6,181	13,107	18,051
Sales of RPPs & leases		192	354	742	1,069
Sales of spare parts and services		1,712	1,936	5,168	5,689
Total sales		7,172	8,471	19,017	24,809

Cost of goods sold		(3,445)	(3,635)	(8,590)	(11,311)
Cost of RPPs & leases		(108)	(299)	(627)	(944)
Cost of spare parts and services		(1,078)	(1,177)	(3,029)	(3,536)
Total cost of sales		(4,631)	(5,111)	(12,246)	(15,791)

Gross profit		2,541	3,360	6,770	9,018

Research and development expenses		(135)	(153)	(399)	(600)
Selling and marketing expenses		(1,228)	(1,816)	(3,341)	(5,332)
General and administrative expenses		(256)	(540)	(1,429)	(1,723)

Operating income (loss)		922	851	1,601	1,363
Financial (expense) income, net		(6)	4	(24)	38
Foreign currency exchange gain (loss), net		106	(29)	81	(61)

Income (loss) before taxes		1,022	826	1,657	1,340
Income tax expense		(197)	(105)	(395)	(334)
Income (loss)		825	721	1,263	1,006
Income (loss) per share - Basic and Diluted	12	0.02	0.02	0.03	0.03
Average number of shares used in computation of basic & diluted loss per share	12	42,625,694	37,438,630	39,227,611	37,417,439

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

Assets and Liabilities of Discontinued Operations

The carrying amounts of the major classes of assets and liabilities of the ESWL and Distribution segments classified as discontinued operations in the condensed consolidated balance sheets were as presented below as of September 30, 2026 and December 31, 2025. As we expect the sale of discontinued operations to be completed within one year from June 30, 2026, all the non-current assets or liabilities as of September 30, 2026 have been reclassified as current assets or liabilities in the Condensed Consolidated Balance Sheet.

		September 30,	December 31,
ASSETS	Notes	2026	2025
Cash and cash equivalents		—	—
Current portion of trade accounts and notes receivable, net		6,254	6,339
Other receivables		886	11
Inventories		4,399	5,060
Other assets, current portion		116	146
Property and equipment, net		1,346	1,605
Operating lease right-of-use assets		1,032	1,136
Intangible assets, net		2	2
Goodwill		2,006	2,076
Deposits and other non-current assets		475	452
Deferred tax assets		812	820
Net trade accounts and notes receivable, non-current		—	13
Total current assets		17,328	11,555
Non-current assets		—	6,106
Total assets of discontinued operations		17,328	17,661
LIABILITIES
Trade accounts and notes payable		1,943	2,022
Deferred revenues, current portion		971	646
Social security and other payroll withholdings taxes		148	277
Employee absences compensation		208	208
Income taxes payable		76	193
Other accrued liabilities		1,442	557
Short-term borrowings		1,084	1,600
Current obligations under finance leases		111	110
Current portion of operating lease obligations		215	207
Current portion of long-term debt		—	44
Deferred revenues, non-current		221	197
Obligations under finance leases		234	241
Operating lease obligations, non-current		860	1,005
Long-term debt, non-current		—	—
Other long-term liabilities		1,629	1,513
Total current liabilities		9,143	5,862
Total non-current liabilities		—	2,957
Total liabilities of discontinued operations		9,143	8,819

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

Allocations, Interest and Continuing Involvement

Amounts reported in discontinued operations include the revenues and costs directly attributable to the ESWL and Distribution segments. General corporate overhead not directly attributable to the discontinued businesses continues to be reported in continuing operations. Except for short-term borrowings related mainly to factored receivables in Japan, the Company does not expect any purchaser to assume Company indebtedness in connection with the planned disposals, and accordingly no interest expense has been allocated to discontinued operations. Certain transaction proposals contemplate customary transition arrangements, such as training, transfer of employees, customer support, supply of electrodes and spare parts, and licenses of intellectual property and know-how. Following the disposals, the company expects to retain certain obligations relating to the ESWL business, including the continued supply of spare parts to the installed ESWL base, and may enter into transition arrangements with purchasers. The Company will evaluate and disclose the nature, duration and financial effects of any continuing involvement based on definitive transaction terms.

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

Cash Flow Information

The Company has elected not to separately present the operating and investing cash flows of discontinued operations in the condensed consolidated statements of cash flows. Depreciation, amortization, capital expenditures and significant operating and investing noncash items of the discontinued operations for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Depreciation and amortization	250	407
Capital expenditures	356	376
Non cash - Financing lease obligations incurred	90	119
Non cash Operating lease obligations incurred	89	279

NOTE 19. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest and income taxes paid were as follows:

	Nine Months Ended September 30,
	2026	2025
Income taxes paid	502	319
Interest paid	283	320
Interest received	326	215
Unpaid capital increase issuance cost	664	—

Income taxes paid during the nine months ended September 30, 2026, primarily relate to discontinued operations.

EDAP TMS S.A. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars)

(unaudited)

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

Results of Operations

The following table sets forth our net sales and profit (loss), for the three months ended September 30, 2026 and 2025, and for the nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of US dollars, except percentages)	2026	2025	2026	2025
Total revenues	9.8	7.8	34.6	23.8
Total cost of sales	(4.8)	(4.2)	(16.3)	(12.2)
Gross profit	5.1	3.6	18.4	11.7
Gross profit as a percentage of total net sales	51.41%	46.59%	53.01%	48.94%
Total operating expenses	(12.8)	(10.3)	(42.2)	(31.7)
Loss from operations	(7.7)	(6.7)	(23.8)	(20.0)
Net loss	(4.5)	(5.9)	(28.0)	(19.8)

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The total revenues increased by 25.5% from $7.8 million in the three months ended September 30, 2025 to $9.8 million in  the three months ended September 30, 2026, reflecting growth of equipment sales and treatment-driven revenue.

The sales of medical devices increased 29.8% with $4.3 million in the three months ended September 30, 2026, with 7 Focal One units sold (including 2 in the United States), as compared to $3.3 million in the three months ended September 30, 2025, with 6 Focal One units sold (including 3 in the United States).

Treatment-driven revenue, which includes sales of revenue-per-procedure (“RPP”) & leases, sales of disposables, and treatment-related services, increased by 24.3% to $4.8 million in the three months ended September 30, 2026, as compared to $3.9 million in the same period in 2025.

Cost of Sales and Gross Margin

Cost of sales increased 14.2%, from $4.2 million in the three months ended September 30, 2025 to $4.8 million in the three months ended September 30, 2026, and represented 48.6% of net sales in the three months ended September 30, 2026, down from 53.4% of net sales in the three months ended September 30, 2025. Gross margin increased to 51.4% during the three months ended September 30, 2026, compared to 46.6% for the three months ended September 30, 2025. The increase in gross margin was primarily attributable to improvement on standard cost of the Focal One and favorable absorption of our fixed costs due to higher production volumes.

Operating Expenses

Operating expenses increased 24.4%, or $2.5 million, from $10.3 million in the three months ended September 30, 2025 to $12.8 million in the three months ended September 30, 2026.

Marketing and sales expenses were $5.9 million in the three months ended September 30, 2026, compared to $4.2 million in the three months ended September 30, 2025.

Research and development (“R&D”) expenses increased 6.9%, or $0.2 million, from $2.3 million in the three months ended September 30, 2025 to $2.5 million in the three months ended September 30, 2026.

General and administrative expenses increased $0.6 million, or 16.3%, from $3.8 million in the three months ended September 30, 2025 to $4.5 million in the three months ended September 30, 2026, primarily driven by an increase in fees related to our transition to domestic filer status.

Financial (Expense) Income, Net

Net financial income was $2,038 thousand in the three months ended September 30, 2026, compared to net financial expense of $60 thousand in the three months ended September 30, 2025.

Net financial income was primarily driven by the gain on the variation of the fair value of the warrants we issued to European Investment Bank (“EIB”) of $2.6 million, partially offset by the interest expense of the EIB loan of $0.7 million in the three months ended September 30, 2026.

Foreign Currency Exchange Gain (Loss), Net

In the three months ended September 30, 2026, we recorded a net foreign currency exchange gain of $467 thousand, mainly due to the variation of the Japanese Yen and the U.S dollar against the Euro, compared to a net gain of $85 thousand in the three months ended September 30, 2025.

Income Taxes

Income tax expenses in the consolidated statement of operations remained relatively flat at $15 thousand in the three months ended September 30, 2026, compared to $16 thousand in the three months ended September 30, 2025.

Profit (loss) from discontinued operations, net of tax

Net profit from discontinued operations was $825 thousand in the three months ended September 30, 2026, compared to $721 thousand in the three months ended September 30, 2025.

Net Loss

As a result of the above, we recorded a consolidated net loss of $4.5 million in the three months ended September 30, 2026, compared with a consolidated net loss of $5.9 million in the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The total revenues increased by 45.2% from $23.8 million in the nine months ended September 30, 2025 to $34.6 million in the nine months ended September 30, 2026, reflecting growth of equipment sales and treatment-driven revenue.

The sales of medical devices increased 70.6% with $18.2 million in the nine months ended September 30, 2026, with 31 Focal One units sold (including 15 in the United States), as compared to $10.7 million in the nine months ended September 30, 2025, with 21 Focal One units sold (including 10 in the United States).

Treatment-driven revenue increased by 30.7% to $14.3 million in the nine months ended September 30, 2026, as compared to $11.0 million in the same period in 2025.

Cost of Sales and Gross Margin

Cost of sales increased 33.7%, from $12.2 million in the nine months ended September 30, 2025 to $16.3 million in the nine months ended September 30, 2026, and represented 47.0% of net sales in the nine months ended September 30, 2026, down from 51.1% of net sales in the nine months ended September 30, 2025. Gross margin increased to 53.0% during the nine months ended September 30, 2026, compared to 48.9% for the nine months ended September 30, 2025. The increase in gross margin was primarily attributable to focused effort on components cost reduction on standard cost of the Focal One and favorable absorption of our fixed costs due to higher production volumes for system and consumables.

Operating Expenses

Operating expenses increased 33.0%, or $10.5 million, from $31.7 million in the nine months ended September 30, 2025 to $42.2 million in the nine months ended September 30, 2026.

Marketing and sales expenses were $19.7 million in the nine months ended September 30, 2026, compared to $13.9 million in the nine months ended September 30, 2025.

R&D expenses increased 4.2% to $7.2 million in  the nine months ended September 30, 2026 compared to $7.0 million the nine months ended September 30, 2025.

General and administrative expenses increased $4.3 million, or 39.7%, from $10.9 million in the nine months ended September 30, 2025 to $15.2 million in the nine months ended September 30, 2026, primarily driven by an increase in fees related to our transition to domestic filer status.

Financial (Expense) Income, Net

Net financial expense was $6.0 million in the nine months ended September 30, 2026, compared to net financial expense of $142 thousand in the nine months ended September 30, 2025.

The financial expense was primarily driven by the variation of the fair value of the warrants we issued to EIB of $4.3 million and the interest expense of the EIB loan of $1.8 million in the nine months ended September 30, 2026.

Foreign Currency Exchange Gain (Loss), Net

In the nine months ended September 30, 2026, we recorded a net foreign currency exchange gain of $544 thousand, mainly due to the variation of the U.S dollar and the Japanese Yen against the Euro, compared to a net loss of $579 thousand in the nine months ended September 30, 2025.

Income Taxes

Income tax expenses in the consolidated statement of operations remained relatively flat at $40 thousand in the nine months ended September 30, 2026, compared to $39 thousand in the nine months ended September 30, 2025.

Profit (loss) from discontinued operations, net of tax

Net profit from discontinued operations was $1,263 thousand in the nine months ended September 30, 2026, compared to $1,006 thousand in the nine months ended September 30, 2025.

Net Loss

As a result of the above, we recorded a consolidated net loss of $28.0 million in the nine months ended September 30, 2026, compared with a consolidated net loss of $19.8 million in the nine months ended September 30, 2025.

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

We have a history of operating losses and expect such losses to continue in the foreseeable future. As of September 30, 2026, we had $56.3 million cash and equivalent, an increase of $35.8 million from December 31, 2025, primarily reflecting net proceeds of approximately $43.1 million from our August 2026 underwritten offering and $14.0 million of net proceeds from drawing of Tranche B of our credit facility (the “Credit Facility”) established pursuant to that certain finance contract (the “Finance Contract”), dated October 17, 2025, with European Investment Bank (“EIB”).

In August 2026, the Company completed an underwritten offering of American Depositary Shares (“ADSs”) where it sold an aggregate of 9,688,750 ADSs for net proceeds of approximately $42.4 million, following deduction of underwriting discounts and commissions and estimated offering expenses.

We believe we have sufficient funds to support our operations for at least a period of twelve months from the date of issue of these interim condensed consolidated financial statements.

Although the additional capital provides us with increased liquidity and is expected to support our operations beyond the next twelve months, we continue to expect operating losses for the foreseeable future. Our ability to achieve profitability and generate positive cash flow from operations will depend on, among other things, the continued growth of our HIFU business, the successful commercialization and adoption of our products, the timing and level of our revenues, and our ability to manage operating expenses and other cash requirements. If we are unable to achieve profitability and positive cash flow from operations within the period supported by our existing liquidity, or if our capital requirements are greater than currently anticipated, we may require additional financing in the future. The timing, terms and availability of any future financing will depend on a number of factors, including our operating performance, market conditions and our financial position at the time.

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025
Net cash generated by/(used in) operating activities	(10,687)	(13,955)
Net cash generated by/(used in) investing activities	(3,362)	(4,002)
Net cash generated by/(used in) financing activities	50,707	(2,847)
Net effect of exchange rate changes on cash and cash equivalents	(842)	2,217
Net increase/(decrease) in cash and cash equivalents	35,817	(18,588)
Cash and cash equivalents at the beginning of the year	20,452	30,995
Cash and cash equivalents at the end of period	56,269	12,407

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $10.7 million, consisting of net loss of $28.0 million offset by non-cash expenses of $12.6 million and positive changes in working capital of $4.9 million. These non-cash expenses primarily consisted of $2.9 million of depreciation and amortization, $2.4 million of stock-based compensation expense, and $6.0 million related to the change in the fair value of the EIB warrants and loan amortizations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026, was $3.4 million, consisting primarily of investments of $2.4 million in capitalized assets and investment of $0.8 million in property and equipment.

Net Cash Generated by Financing Activities

Net cash generated by financing activities for the nine months ended September 30, 2026, was $50.7 million, consisting primarily of the net proceeds of $43.1 million from the underwritten offering, the net proceeds of $14.0 million from borrowings under the EIB credit facility, the repayment of long-term borrowings and financing leases of $2.0 million and reduction of short-term borrowings of $4.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Ryan Rhodes, and Chief Financial Officer, Ken Mobeck, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed, furnished, or incorporated herein by reference as part of this Quarterly Report.

Exhibit No.	Description	Form	Exhibit	Date Filed	File No.	Filed Herewith
3.1	By-laws (statuts) of EDAP TMS S.A. (English translation) as amended as of September 2, 2026		3.1			X
4.1	Form of Amended and Restated Depositary Agreement between EDAP TMS S.A. and The Bank of New York Mellon, as depositary	F-6	1.2	9/15/2011	333-176843
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates management contract or compensatory plan or arrangement.

* The certifications attached as Exhibits 32.1 is not deemed “filed” with the U.S. Securities and Exchange Commission is not incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDAP TMS S.A.

Dated: November 5, 2026	/s/ Ryan Rhodes
Ryan Rhodes
Chief Executive Officer

Dated: November 5, 2026	/s/ Ken Mobeck
Ken Mobeck
Chief Financial Officer